Form 10-Q
period 2026-03-31
TRAVELERS COMPANIES, INC.
filed 2026-04-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 9, 2026 was 212,644,693.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2026
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Premiums	$10,605	$10,710
Net investment income	1,008	930
Fee income	121	119
Net realized investment gains (losses)	49	(61)
Other revenues	141	112
Total revenues	11,924	11,810
Claims and expenses
Claims and claim adjustment expenses	6,382	8,006
Amortization of deferred acquisition costs	1,766	1,778
General and administrative expenses	1,541	1,459
Interest expense	116	99
Total claims and expenses	9,805	11,342
Income before income taxes	2,119	468
Income tax expense	408	73
Net income	$1,711	$395
Net income per share
Basic	$7.89	$1.73
Diluted	$7.78	$1.70
Weighted average number of common shares outstanding
Basic	215.2	226.9
Diluted	218.4	230.4

Cash dividends declared per common share	$1.10	$1.05

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$1,711	$395
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,146)	436
Having credit losses recognized in the consolidated statement of income	—	1
Net changes in benefit plan assets and obligations	(8)	—
Net changes in unrealized foreign currency translation	327	61
Other comprehensive income (loss) before income taxes	(827)	498
Income tax expense (benefit)	(249)	99
Other comprehensive income (loss), net of taxes	(578)	399
Comprehensive income	$1,133	$794

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $93,742 and $91,717; allowance for expected credit losses of $3 and $3)	$90,736	$89,833
Equity securities, at fair value (cost $428 and $457)	591	618
Real estate investments	899	900
Short-term securities	6,660	5,716
Other investments	4,092	4,115
Total investments	102,978	101,182
Cash (including restricted cash of $134 and $132)	615	842
Investment income accrued	801	877
Premiums receivable (net of allowance for expected credit losses of $60 and $58)	11,423	10,992
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $130 and $129)	7,988	7,886
Ceded unearned premiums	1,877	1,283
Deferred acquisition costs	3,587	3,518
Deferred taxes	1,101	887
Contractholder receivables (net of allowance for expected credit losses of $14 and $16)	3,051	3,010
Goodwill	4,060	4,066
Other intangible assets	331	336
Other assets	4,497	4,279
Assets held for sale	—	4,550
Total assets	$142,309	$143,708
Liabilities
Claims and claim adjustment expense reserves	$66,912	$65,737
Unearned premium reserves	22,772	22,431
Contractholder payables	3,065	3,026
Payables for reinsurance premiums	1,123	529
Debt	9,268	9,267
Other liabilities	7,183	7,282
Liabilities held for sale	—	2,542
Total liabilities	110,323	110,814
Shareholders’ equity
Common stock (1,750.0 shares authorized; 212.6 and 217.5 shares issued and outstanding)	26,092	25,910
Retained earnings	56,404	54,931
Accumulated other comprehensive loss	(3,078)	(2,500)
Treasury stock, at cost (582.5 and 575.9 shares)	(47,432)	(45,447)
Total shareholders’ equity	31,986	32,894
Total liabilities and shareholders’ equity	$142,309	$143,708

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Common stock
Balance, beginning of period	$25,910	$25,452
Employee share-based compensation	95	49
Compensation amortization under share-based plans and other changes	87	83
Balance, end of period	26,092	25,584
Retained earnings
Balance, beginning of period	54,931	49,630
Net income	1,711	395
Dividends	(238)	(241)
Balance, end of period	56,404	49,784
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(2,500)	(4,967)
Other comprehensive income (loss)	(578)	399
Balance, end of period	(3,078)	(4,568)
Treasury stock, at cost
Balance, beginning of period	(45,447)	(42,251)
Treasury stock acquired — share repurchase authorizations	(1,800)	(250)
Net shares acquired related to employee share-based compensation plans	(185)	(108)
Balance, end of period	(47,432)	(42,609)
Total shareholders’ equity	$31,986	$28,191
Common shares outstanding
Balance, beginning of period	217.5	226.6
Treasury stock acquired — share repurchase authorizations	(6.0)	(1.0)
Net shares issued under employee share-based compensation plans	1.1	1.0
Balance, end of period	212.6	226.6

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$1,711	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(49)	61
Depreciation and amortization	193	188
Deferred federal income tax expense	51	31
Amortization of deferred acquisition costs	1,766	1,778
Equity in income from other investments	(23)	(53)
Premiums receivable	(434)	(459)
Reinsurance recoverables	(108)	(97)
Deferred acquisition costs	(1,837)	(1,822)
Claims and claim adjustment expense reserves	1,211	1,818
Unearned premium reserves	351	419
Other	(634)	(899)
Net cash provided by operating activities	2,198	1,360
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,014	2,801
Proceeds from sales of investments:
Fixed maturities	251	253
Equity securities	52	68
Other investments	60	63
Purchases of investments:
Fixed maturities	(5,356)	(4,296)
Equity securities	(25)	(25)
Real estate investments	(12)	(7)
Other investments	(69)	(96)
Net (purchases) sales of short-term securities	(945)	239
Securities transactions in the course of settlement	430	308
Proceeds from the divestiture of the Canadian business	2,384	—
Other	(119)	(116)
Net cash used in investing activities	(335)	(808)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,785)	(250)
Treasury stock acquired — net employee share-based compensation	(149)	(102)
Dividends paid to shareholders	(237)	(240)
Issuance of common stock — employee share options	86	57
Net cash used in financing activities	(2,085)	(535)
Effect of exchange rate changes on cash and restricted cash	(5)	8
Net increase (decrease) in cash and restricted cash	(227)	25
Cash and restricted cash at beginning of year	842	699
Cash and restricted cash at end of period	$615	$724
Supplemental disclosure of cash flow information
Income taxes paid	$12	$24
Interest paid	$94	$61

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. All material intercompany transactions and balances have been eliminated. The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the Company’s 2025 Annual Report).
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

On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The assets and liabilities of the Canadian personal insurance business and the majority of its Canadian commercial insurance business were classified as held for sale in the consolidated balance sheet as of December 31, 2025. The Company retained its surety business in Canada. The sale closed on January 2, 2026.

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

2.    SEGMENT INFORMATION
Nature of Operations
The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report.
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments.

(for the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Premiums	$5,493	$1,018	$4,094	$10,605
Net investment income	708	113	187	1,008
Fee income	111	—	10	121
Other revenues	104	5	32	141
Total segment revenues (1)	6,416	1,136	4,323	11,875
Claims and claim adjustment expenses	3,531	441	2,410	6,382
Amortization of deferred acquisition costs	938	194	634	1,766
General and administrative expenses	912	219	397	1,528
Income tax expense	196	28	178	402
Segment income (1)	$839	$254	$704	$1,797

2025
Premiums	$5,465	$995	$4,250	$10,710
Net investment income	656	102	172	930
Fee income	108	—	11	119
Other revenues	82	6	24	112
Total segment revenues (1)	6,311	1,103	4,457	11,871
Claims and claim adjustment expenses	3,705	434	3,867	8,006
Amortization of deferred acquisition costs	917	187	674	1,778
General and administrative expenses	847	205	396	1,448
Income tax expense (benefit)	159	57	(106)	110
Segment income (loss) (1)	$683	$220	$(374)	$529
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Net favorable prior year reserve development	$162	$65	$186	$413
Catastrophe losses	$379	$8	$374	$761
2025
Net favorable prior year reserve development	$74	$67	$237	$378
Catastrophe losses	$509	$19	$1,738	$2,266
The following table presents the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs, which is disclosed separately in the table above with segment income (loss) by reportable business segment).

(for the three months ended March 31, in millions)	2026	2025
Business Insurance	$114	$113
Bond & Specialty Insurance	27	23
Personal Insurance	50	50
Total	$191	$186

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$831	$823
Commercial automobile	1,024	942
Commercial property	907	937
General liability	890	861
Commercial multi-peril	1,465	1,400
Other	17	19
Total Domestic	5,134	4,982
International	359	483
Total Business Insurance	5,493	5,465
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	385	358
General liability	455	452
Other	59	58
Total Domestic	899	868
International	119	127
Total Bond & Specialty Insurance	1,018	995
Personal Insurance:
Domestic:
Automobile	1,892	1,964
Homeowners and Other	2,202	2,121
Total Domestic	4,094	4,085
International	—	165
Total Personal Insurance	4,094	4,250
Total earned premiums	10,605	10,710
Net investment income	1,008	930
Fee income	121	119
Other revenues	141	112
Total segment revenues	11,875	11,871
Net realized investment gains (losses)	49	(61)
Total revenues	$11,924	$11,810
Income reconciliation, net of tax
Total segment income	$1,797	$529
Interest Expense and Other (1)	(101)	(86)
Core income	1,696	443
Net realized investment gains (losses)	15	(48)
Net income	$1,711	$395
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $92 million and $78 million for the three months ended March 31, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2026	December 31, 2025
Asset reconciliation
Business Insurance	$106,397	$106,084
Bond & Specialty Insurance	13,790	13,676
Personal Insurance	20,969	22,787
Total assets by reportable segment	141,156	142,547
Other assets (1)	1,153	1,161
Total consolidated assets	$142,309	$143,708
 _________________________________________________________
(1)The primary components of other assets as of both March 31, 2026 and December 31, 2025 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of March 31, 2026, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,475	$—	$2	$94	$3,383
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	22,523	—	93	1,394	21,222
Revenue	10,171	—	35	645	9,561
State general obligation	861	—	3	36	828
Pre-refunded	369	—	3	3	369
Total obligations of U.S. states, municipalities and political subdivisions	33,924	—	134	2,078	31,980
Debt securities issued by foreign governments	362	—	1	5	358
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,839	—	165	156	12,848
Corporate and all other bonds	43,142	3	222	1,194	42,167
Total	$93,742	$3	$524	$3,527	$90,736

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,927	$—	$11	$81	$3,857
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	21,724	—	161	1,096	20,789
Revenue	9,810	—	58	543	9,325
State general obligation	871	—	6	29	848
Pre-refunded	414	—	4	2	416
Total obligations of U.S. states, municipalities and political subdivisions	32,819	—	229	1,670	31,378
Debt securities issued by foreign governments	313	—	2	3	312
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,094	—	268	130	13,232
Corporate and all other bonds	41,564	3	458	965	41,054
Total (1)	$91,717	$3	$968	$2,849	$89,833
_______________________________________________
(1)Excludes fixed maturities classified as held for sale of $3,221 million of amortized cost and $3,243 million of fair value as of December 31, 2025.
Pre-refunded bonds of $369 million and $416 million as of March 31, 2026 and December 31, 2025, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $251 million and $253 million during the three months ended March 31, 2026 and 2025, respectively. Gross gains of $1 million were realized on those sales during both the three months ended March 31, 2026 and 2025. Gross losses of $19 million and $12 million were realized on those sales during the three months ended March 31, 2026 and 2025, respectively. Included in net realized investment gains (losses) for the three months ended March 31, 2026 and 2025 were $0 million and $18 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of March 31, 2026, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$397	$168	$7	$558
Non-redeemable preferred stock	31	2	—	33
Total	$428	$170	$7	$591

(as of December 31, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$419	$177	$12	$584
Non-redeemable preferred stock	38	1	5	34
Total (1)	$457	$178	$17	$618
_______________________________________________
(1)Excludes equity securities classified as held for sale of $69 million of cost and $104 million of fair value as of December 31, 2025.
For the three months ended March 31, 2026 and 2025, the Company recognized $5 million and $22 million of net losses on equity securities still held as of March 31, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of March 31, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of March 31, 2026, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,166	$16	$1,401	$78	$2,567	$94
Obligations of U.S. states, municipalities and political subdivisions	10,195	198	13,253	1,880	23,448	2,078
Debt securities issued by foreign governments	178	3	57	2	235	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,654	24	1,319	132	3,973	156
Corporate and all other bonds	11,925	155	15,564	1,039	27,489	1,194
Total	$26,118	$396	$31,594	$3,131	$57,712	$3,527

	Less than 12 months		12 months or longer		Total
(as of December 31, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$611	$5	$1,684	$76	$2,295	$81
Obligations of U.S. states, municipalities and political subdivisions	2,234	28	16,428	1,642	18,662	1,670
Debt securities issued by foreign governments	34	—	75	3	109	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	437	2	1,835	128	2,272	130
Corporate and all other bonds	2,351	13	17,428	952	19,779	965
Total	$5,667	$48	$37,450	$2,801	$43,117	$2,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of March 31, 2026 and December 31, 2025, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost.

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of March 31, 2026, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	399	2	—	382	783
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	2	—	—	5	7
Total	$401	$2	$—	$387	$790

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	18	—	10	550	578
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	—	4	—	5
Total	$19	$—	$14	$550	$583
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

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Three Months Ended
(in millions)	March 31, 2026	March 31, 2025

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	2
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$4
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $4 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. Credit losses related to the fixed maturity portfolio for both the three months ended March 31, 2026 and 2025 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both March 31, 2026 and December 31, 2025.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $30 million and $32 million for these investments as of March 31, 2026 and December 31, 2025, respectively, in the amounts disclosed in Level 3.
For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(as of March 31, 2026, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,383	$3,383	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,980	—	31,980	—
Debt securities issued by foreign governments	358	—	358	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,848	—	12,848	—
Corporate and all other bonds	42,167	—	41,907	260
Total fixed maturities	90,736	3,383	87,093	260
Equity securities
Common stock	558	550	—	8
Non-redeemable preferred stock	33	7	4	22
Total equity securities	591	557	4	30
Other investments	8	8	—	—
Total	$91,335	$3,948	$87,097	$290

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of December 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,857	$3,857	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,378	—	31,378	—
Debt securities issued by foreign governments	312	—	312	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	—	13,232	—
Corporate and all other bonds	41,054	25	40,698	331
Total fixed maturities	89,833	3,882	85,620	331
Equity securities
Common stock	584	576	—	8
Non-redeemable preferred stock	34	7	3	24
Total equity securities	618	583	3	32
Other investments	9	9	—	—
Assets held for sale	3,347	104	3,243	—
Total	$93,807	$4,578	$88,866	$363
There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2026.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(as of March 31, 2026, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$6,660	$6,660	$598	$6,011	$51
Financial liabilities
Debt	$9,168	$8,330	$—	$8,330	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,716	$5,716	$1,398	$4,267	$51
Financial liabilities
Debt	$9,167	$8,538	$—	$8,538	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2026 or the year ended December 31, 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, as of March 31, 2026 and 2025, and the changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	As of and For the Three Months Ended March 31, 2026		As of and For the Three Months Ended March 31, 2025
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,992	$58	$11,110	$58

Current period change for expected credit losses		18		16
Write-offs of uncollectible premiums receivable		16		16
Balance, end of period	$11,423	$60	$11,575	$58
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of March 31, 2026 and 2025, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2026 and 2025.

	As of and For the Three Months Ended March 31, 2026		As of and For the Three Months Ended March 31, 2025
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$7,886	$129	$8,000	$119

Current period change for estimated uncollectible reinsurance		1		9
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$7,988	$130	$8,105	$128
Of the total reinsurance recoverables as of March 31, 2026, $5.97 billion, or 90%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance. The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 10% of reinsurance recoverables comprised the following: 5% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 4% were balances from other companies not rated by A.M. Best Company. Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, as of March 31, 2026 and 2025, and the changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	As of and For the Three Months Ended March 31, 2026		As of and For the Three Months Ended March 31, 2025
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,010	$16	$3,171	$18

Current period change for expected credit losses		(2)		(1)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,051	$14	$3,193	$17

6.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment. Business Insurance and Bond & Specialty Insurance include goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2026	December 31, 2025
Business Insurance	$2,551	$2,601
Bond & Specialty Insurance	837	838
Personal Insurance	646	809
Other	26	26
Less amounts classified as held for sale	—	208
Total	$4,060	$4,066
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of March 31, 2026, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$184	$95	$89
Contract-based	201	195	6
Marketing-related	18	7	11
Total subject to amortization	403	297	106
Not subject to amortization	225	—	225
Total	$628	$297	$331

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(as of December 31, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$186	$93	$93
Contract-based	204	198	6
Marketing-related	18	6	12
Total subject to amortization	408	297	111
Not subject to amortization	226	—	226
Less amounts classified as held for sale	5	4	1
Total	$629	$293	$336

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2026	December 31, 2025
Property-casualty	$66,908	$67,643
Accident and health	4	3
Less amounts classified as held for sale	—	1,909
Total	$66,912	$65,737
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

	Three Months Ended March 31,
(in millions)	2026	2025
Claims and claim adjustment expense reserves at beginning of year	$67,643	$64,088
Less reinsurance recoverables on unpaid losses	7,797	7,669
Net reserves at beginning of year	59,846	56,419
Estimated claims and claim adjustment expenses for claims arising in the current year	6,739	8,338
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(385)	(360)
Total increases	6,354	7,978
Claims and claim adjustment expense payments for claims arising in:
Current year	1,174	1,856
Prior years	4,146	4,415
Total payments	5,320	6,271
Net reserves disposed of related to the divestiture of the Canadian business	(1,627)	—
Unrealized foreign exchange (gain) loss	(32)	59
Net reserves at end of period	59,221	58,185
Plus reinsurance recoverables on unpaid losses	7,687	7,787
Claims and claim adjustment expense reserves at end of period	$66,908	$65,972
Gross claims and claim adjustment expense reserves as of March 31, 2026 increased by $1.18 billion over December 31, 2025, primarily reflecting the impacts of (i) catastrophe losses in the first three months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first three months of 2026 and (iv) net favorable prior year reserve development.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the three months ended March 31, 2026 and 2025, estimated claims and claim adjustment expenses incurred included $385 million and $360 million, respectively, of net favorable development for claims arising in prior years, including $413 million and $378 million, respectively, of net favorable prior year reserve development, and $11 million of accretion of discount in each period.
Business Insurance. Net favorable prior year reserve development in the first quarter of 2026 totaled $162 million, primarily driven by better than expected loss experience in the commercial property and workers’ compensation product lines for multiple accident years. Net favorable prior year reserve development in the first quarter of 2025 totaled $74 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years.
Bond & Specialty Insurance. Net favorable prior year reserve development in the first quarter of 2026 totaled $65 million, primarily driven by better than expected loss experience in the fidelity and surety product line for multiple accident years. Net favorable prior year reserve development in the first quarter of 2025 totaled $67 million, primarily driven by better than expected loss experience in the general liability product line for management liability coverages for multiple accident years and in the fidelity and surety product line for recent accident years.
Personal Insurance. Net favorable prior year reserve development in the first quarter of 2026 totaled $186 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the first quarter of 2025 totaled $237 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2026.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2025	$(1,664)	$186	$(150)	$(872)	$(2,500)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(902)	—	—	(28)	(930)
Amounts reclassified from AOCI, net of tax	2	—	(6)	356	352
Net OCI, current period	(900)	—	(6)	328	(578)
Balance, March 31, 2026	$(2,564)	$186	$(156)	$(544)	$(3,078)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2026	2025
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,146)	$436
Income tax expense (benefit)	(246)	96
Net of taxes	(900)	340
Having credit losses recognized in the consolidated statement of income	—	1
Income tax expense (benefit)	—	—
Net of taxes	—	1
Net changes in benefit plan assets and obligations	(8)	—
Income tax expense (benefit)	(2)	—
Net of taxes	(6)	—
Net changes in unrealized foreign currency translation	327	61
Income tax expense (benefit)	(1)	3
Net of taxes	328	58
Total other comprehensive income (loss)	(827)	498
Total income tax expense (benefit)	(249)	99
Total other comprehensive income (loss), net of taxes	$(578)	$399

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

	Three Months Ended March 31,
(in millions)	2026	2025
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1) (2)	$7	$31
Income tax benefit (3)	5	6
Net of taxes	2	25
Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (3)	—	—
Net of taxes	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (4)	(1)	—
General and administrative expenses (benefit) (4)	(1)	—
Other (2)	(4)	—
Total	(6)	—
Income tax expense (3)	—	—
Net of taxes	(6)	—
Reclassification adjustment related to foreign currency translation (1) (2)	356	—
Income tax benefit (3)	—	—
Net of taxes	356	—
Total reclassifications	357	31
Total income tax benefit	5	6
Total reclassifications, net of taxes	$352	$25
_______________________________________________
(1)(Increases) decreases in net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases in net realized investment gains (losses) on the consolidated statement of income related to accumulated other comprehensive income (loss), net of taxes, includes the following related to the Canadian operations divested by the Company in the first quarter of 2026: a $(16) million reclassification adjustment related to unrealized gains (losses) on investment securities, a $(4) million reclassification adjustment related to benefit plan assets and obligations and a $356 million reclassification adjustment related to foreign currency translation.
(3)(Increases) decreases in income tax expense on the consolidated statement of income.
(4)Increases (decreases) in respective expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES
During the three months ended March 31, 2026, the Company repurchased 6.0 million common shares under its share repurchase authorizations for a total cost of $1.80 billion. The average cost per share repurchased was $300.30.  In addition, the Company acquired 0.6 million shares for a total cost of $185 million during the three months ended March 31, 2026 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of March 31, 2026, the Company had $5.22 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented.

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Basic and Diluted
Net income, as reported	$1,711	$395
Participating share-based awards — allocated income	(12)	(3)
Net income available to common shareholders — basic and diluted	$1,699	$392
Common Shares
Basic
Weighted average shares outstanding	215.2	226.9
Diluted
Weighted average shares outstanding	215.2	226.9
Weighted average effects of dilutive securities — stock options and performance shares	3.2	3.5
Total	218.4	230.4
Net Income per Common Share
Basic	$7.89	$1.73
Diluted	$7.78	$1.70

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of March 31, 2026.

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,478,656	$174.08	5.6 years	$644
Exercisable at end of period	4,219,228	$152.72	4.7 years	$586
_______________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $87 million and $83 million for the three months ended March 31, 2026 and 2025, respectively. The related tax benefits recognized in the consolidated statement of income were $13 million for both the three months ended March 31, 2026 and 2025.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of March 31, 2026 was $425 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2026	2025	2026	2025
Net Periodic Benefit Cost (Benefit):
Service cost	$30	$28	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	42	44	1	1
Expected return on plan assets	(74)	(70)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	(1)
Net actuarial (gain) loss	1	4	(3)	(3)
Total non-service cost (benefit)	(31)	(22)	(2)	(3)
Net periodic benefit cost (benefit)	$(1)	$6	$(2)	$(3)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2026	2025	2026	2025
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	19	17	—	—
Total service cost	30	28	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(12)	(8)	(1)	(1)
General and administrative expenses	(19)	(14)	(1)	(2)
Total non-service cost (benefit)	(31)	(22)	(2)	(3)
Net periodic benefit cost (benefit)	$(1)	$6	$(2)	$(3)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Lease cost
Operating leases	$15	$16
Short-term leases (1)	1	1
Lease expense	16	17
Less: sublease income (2)	—	—
Net lease cost	$16	$17

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$18
Right-of-use assets obtained in exchange for new lease liabilities	$8	$7
Weighted average discount rate	4.13%	3.87%
Weighted average remaining lease term	5.5 years	5.6 years
_______________________________________________
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments. These commitments totaled $1.47 billion and $1.41 billion as of March 31, 2026 and December 31, 2025, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million as of March 31, 2026.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of March 31, 2026, all of which is indemnified by a third party. For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

15.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the three months ended March 31, 2026 and 2025 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $36 million and $6 million, respectively, from the net share settlement of employee stock options. There were no other material noncash investing or financing activities during the three months ended March 31, 2026 and 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2026 First Quarter Consolidated Results of Operations
•Net income of $1.71 billion, or $7.89 per share basic and $7.78 per share diluted
•Net earned premiums of $10.61 billion
•Catastrophe losses of $761 million ($601 million after-tax)
•Net favorable prior year reserve development of $413 million ($325 million after-tax)
•Combined ratio of 88.6%
•Net investment income of $1.01 billion ($833 million after-tax)
•Net realized investment gains of $49 million ($15 million after-tax)
•Operating cash flows of $2.20 billion
2026 First Quarter Consolidated Financial Condition
•Total investments of $102.98 billion; fixed maturities and short-term securities comprised 95% of total investments
•Total assets of $142.31 billion
•Total debt of $9.27 billion, resulting in a debt-to-total capital ratio of 22.5% (21.2% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $2.22 billion, comprising $1.99 billion of share repurchases and $238 million of dividends
•Shareholders’ equity of $31.99 billion
•Net unrealized investment losses of $3.01 billion ($2.38 billion after-tax)
•Book value per common share of $150.42
•Holding company liquidity of $2.38 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2026	2025
Revenues
Premiums	$10,605	$10,710
Net investment income	1,008	930
Fee income	121	119
Net realized investment gains (losses)	49	(61)
Other revenues	141	112
Total revenues	11,924	11,810
Claims and expenses
Claims and claim adjustment expenses	6,382	8,006
Amortization of deferred acquisition costs	1,766	1,778
General and administrative expenses	1,541	1,459
Interest expense	116	99
Total claims and expenses	9,805	11,342
Income before income taxes	2,119	468
Income tax expense	408	73
Net income	$1,711	$395
Net income per share
Basic	$7.89	$1.73
Diluted	$7.78	$1.70
Combined ratio
Loss and loss adjustment expense ratio	59.6%	74.2%
Underwriting expense ratio	29.0	28.3
Combined ratio	88.6%	102.5%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis. Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $7.78 in the first quarter of 2026 increased by 358% over diluted net income per share of $1.70 in the same period of 2025. Net income of $1.71 billion in the first quarter of 2026 increased by 333% over net income of $395 million in the same period of 2025. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the first quarter of 2026 primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) net realized investment gains compared to net realized investment losses in the same period of 2025, (iii) higher net investment income and (iv) higher net favorable prior year reserve development, partially offset by (v) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”). Catastrophe losses in the first quarters of 2026 and 2025 were $761 million and $2.27 billion, respectively. Net favorable prior year reserve development in the first quarters of 2026 and 2025 was $413 million and $378 million, respectively. The lower underlying underwriting margins in the first quarter of 2026 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Income tax expense in the first quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in the United Kingdom, the Republic of Ireland, Canada and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months ended March 31, 2026 and 2025, changes in foreign currency exchange rates impacted reported line items

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2026 were $10.61 billion, $105 million or 1% lower than in the same period of 2025. Earned premiums in the first quarter of 2025 included $258 million related to the Canadian operations divested by the Company in the first quarter of 2026. In Business Insurance, earned premiums in the first quarter of 2026 increased by 1% over the same period of 2025. In Bond & Specialty Insurance, earned premiums in the first quarter of 2026 increased by 2% over the same period of 2025. In Personal Insurance, earned premiums in the first quarter of 2026 decreased by 4% from the same period of 2025. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Average investments (1)	$106,666	$101,000
Pre-tax net investment income	1,008	930
After-tax net investment income	833	763
Average pre-tax yield (2)	3.8%	3.7%
Average after-tax yield (2)	3.1%	3.0%
_______________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the first quarter of 2026 was $1.01 billion, $78 million or 8% higher than in the same period of 2025. Net investment income from fixed maturity investments in the first quarter of 2026 was $899 million, $87 million higher than in the same period of 2025. The increase in the first quarter of 2026 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2026 was $75 million, $18 million higher than in the same period of 2025. The increase in the first quarter of 2026 primarily resulted from a higher average level of short-term securities, partially offset by lower short-term average yields. The Company’s remaining investment portfolios had net investment income of $47 million in the first quarter of 2026, $29 million lower than in the same period of 2025, primarily reflecting lower private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the first quarter of 2026 was $121 million, $2 million higher than in the same period of 2025. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2026	2025
Impairment gains (losses):
Fixed maturities	$(3)	$(2)
Net realized investment gains (losses) on equity securities still held	(5)	(22)
Other net realized investment gains (losses), including from sales	57	(37)
Total	$49	$(61)
Net realized investment losses on equity securities still held of $5 million and $22 million in the first quarters of 2026 and 2025, respectively, were driven by the impact of changes in fair value attributable to unfavorable equity markets.
Other net realized investment gains in the first quarter of 2026 were driven by net realized investment gains related to the Canadian operations divested by the Company in the first quarter of 2026, partially offset by net realized investment losses related to fixed maturity investments.
Other Revenues
Other revenues in the first quarter of 2026 were $141 million, $29 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2026 were $6.38 billion, $1.62 billion or 20% lower than in the same period of 2025, driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Claims and claim adjustment expenses in the first quarter of 2025 included $182 million related to the Canadian operations divested by the Company in the first quarter of 2026. Catastrophe losses in the first quarter of 2026 primarily resulted from severe wind and hail storms and winter storms in multiple states. Catastrophe losses in the first quarter of 2025 primarily resulted from the January 2025 wildfires and severe wind and hail storms in multiple states. Factors contributing to the changes in claims and claim adjustment expenses in each segment are discussed in more detail in the segment discussions that follow.
Factors contributing to net prior year reserve development during the first quarters of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2026 and 2025, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2026 and 2025 for significant catastrophes that occurred in 2025 and 2024, and the estimate of ultimate losses for those catastrophes at March 31, 2026 and December 31, 2025. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2026 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2025 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2026	2025	March 31, 2026	December 31, 2025
2024
PCS Serial Number:
26 — Severe wind and hail storms	(2)	(2)	249	251
39 — Severe wind and hail storms	(2)	(2)	241	243
42 — Severe wind and hail storms	(1)	(3)	148	149
44 — Severe wind and hail storms	—	1	170	170
45 — Severe wind and hail storms	1	3	175	174
46 — Severe wind and hail storms	3	1	194	191
61 — Severe wind and hail storms	(2)	(1)	125	127
77 — Hurricane Helene	(9)	(29)	656	665
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	(73)	1,339	1,271	1,344
12 — California wildfire – Eaton fire	(43)	392	334	377
24 — Severe wind and hail storms	—	315	337	337
29 — Severe wind and hail storms	—	n/a	137	137
37 — Severe wind and hail storms	—	n/a	227	227
39 — Severe wind and hail storms	—	n/a	101	101
43 — Severe wind and hail storms	(5)	n/a	92	97
45 — Severe wind and hail storms	(5)	n/a	102	107
2026
PCS Serial Number:
13 — Severe winter storm	199	n/a	199	n/a
24 — Severe wind and hail storms	226	n/a	226	n/a
_______________________________________________
n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2026 was $1.77 billion, $12 million or 1% lower than in the same period of 2025. The decrease was generally consistent with the decrease in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2026 were $1.54 billion, $82 million or 6% higher than in the same period of 2025, primarily reflecting normal quarter-to-quarter variability. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the first quarter of 2026 was $116 million, compared with $99 million in the same period of 2025.
Income Tax Expense
Income tax expense in the first quarter of 2026 was $408 million, $335 million or 459% higher than in the same period of 2025, primarily reflecting the impact of the $1.65 billion increase in income before income taxes in the first quarter of 2026.
The Company’s effective tax rate was 19% and 16% in the first quarters of 2026 and 2025, respectively. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 88.6% in the first quarter of 2026 was 13.9 points lower than the combined ratio of 102.5% in the same period of 2025. The loss and loss adjustment expense ratio of 59.6% in the first quarter of 2026 was 14.6 points lower than the loss and loss adjustment expense ratio of 74.2% in the same period of 2025. The underwriting expense ratio of 29.0% in the first quarter of 2026 was 0.7 points higher than the underwriting expense ratio of 28.3% in the same period of 2025. The Company expects the full year 2026 expense ratio to be approximately 28.5%.
Catastrophe losses in the first quarters of 2026 and 2025 accounted for 7.2 points and 21.2 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2026 and 2025 provided 3.9 points and 3.5 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2026 was 0.5 points higher than the 2025 ratio on the same basis, primarily reflecting the impacts of a higher expense ratio in Business Insurance and Bond & Specialty Insurance, partially offset by lower losses in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Business Insurance	$6,806	$6,740
Bond & Specialty Insurance	1,211	1,129
Personal Insurance	3,748	4,021
Total	$11,765	$11,890

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Business Insurance	$5,786	$5,698
Bond & Specialty Insurance	1,066	999
Personal Insurance	3,486	3,818
Total	$10,338	$10,515
Gross and net written premiums in the first quarter of 2026 decreased by 1% and 2%, respectively, from the same period of 2025. Gross and net written premiums in the first quarter of 2025 included $238 million and $223 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross written premiums increased by 1% over the same period of 2025 and net written premiums increased slightly over the same period of 2025. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenues
Earned premiums	$5,493	$5,465
Net investment income	708	656
Fee income	111	108
Other revenues	104	82
Total revenues	6,416	6,311
Total claims and expenses	5,381	5,469
Segment income before income taxes	1,035	842
Income tax expense	196	159
Segment income	$839	$683

Loss and loss adjustment expense ratio	63.3%	66.8%
Underwriting expense ratio	30.5	29.4
Combined ratio	93.8%	96.2%
Overview
Segment income in the first quarter of 2026 was $839 million, $156 million or 23% higher than segment income of $683 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) lower underlying underwriting margins. Catastrophe losses in the first quarters of 2026 and 2025 were $379 million and $509 million, respectively. Net favorable prior year reserve development in the first quarters of 2026 and 2025 was $162 million and $74 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher general and administrative expenses and (ii) lower business volumes, partially offset by (iii) the benefit of earned pricing. Income tax expense in the first quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2026 were $5.49 billion, $28 million or 1% higher than in the same period of 2025, primarily reflecting the increase in net written premiums over the preceding twelve months. Earned premiums in the first quarter of 2025 included $79 million related to the Canadian operations divested by the Company in the first quarter of 2026.
Net Investment Income
Net investment income in the first quarter of 2026 was $708 million, $52 million or 8% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2026 compared with the same period of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in the first quarter of 2026 was $111 million, $3 million or 3% higher than in the same period of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Revenues
Other revenues in the first quarter of 2026 were $104 million, $22 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, premium installment charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2026 were $3.53 billion, $174 million or 5% lower than in the same period of 2025, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) lower business volumes, (iii) higher net favorable prior year reserve development and (iv) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (v) loss cost trends.
Factors contributing to net prior year reserve development during the first quarters of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2026 was $938 million, $21 million or 2% higher than the same period of 2025, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2026 were $912 million, $65 million or 8% higher than in the same period of 2025, primarily reflecting normal quarter-to-quarter variability.
Income Tax Expense
Income tax expense in the first quarter of 2026 was $196 million, $37 million or 23% higher than the same period of 2025, primarily reflecting the impact of the $193 million increase in income before income taxes.
Combined Ratio
The combined ratio of 93.8% in the first quarter of 2026 was 2.4 points lower than the combined ratio of 96.2% in the same period of 2025. The loss and loss adjustment expense ratio of 63.3% in the first quarter of 2026 was 3.5 points lower than the loss and loss adjustment expense ratio of 66.8% in the same period of 2025. The underwriting expense ratio of 30.5% in the first quarter of 2026 was 1.1 points higher than the underwriting expense ratio of 29.4% in the same period of 2025.
Catastrophe losses in the first quarters of 2026 and 2025 accounted for 6.9 points and 9.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2026 and 2025 provided 2.9 points and 1.3 points of benefit, respectively, of the combined ratio. The underlying combined ratio in the first quarter of 2026 was 1.6 points higher than the 2025 ratio on the same basis, primarily reflecting a higher expense ratio.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Select Accounts	$1,081	$1,045
Middle Market	3,851	3,682
National Accounts	537	511
National Property and Other	823	873
Total Domestic	6,292	6,111
International	514	629
Total Business Insurance	$6,806	$6,740

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Select Accounts	$1,006	$976
Middle Market	3,329	3,166
National Accounts	343	312
National Property and Other	691	720
Total Domestic	5,369	5,174
International	417	524
Total Business Insurance	$5,786	$5,698
Gross and net written premiums in the first quarter of 2026 increased by 1% and 2%, respectively, over the same period of 2025. Gross and net written premiums in the first quarter of 2025 included $77 million and $67 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 2% and 3%, respectively, over the same period of 2025.
Select Accounts.  Net written premiums of $1.01 billion in the first quarter of 2026 increased by 3% over the same period of 2025. Retention rates remained strong in the first quarter of 2026 and increased over the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than the same period of 2025. New business premiums in the first quarter of 2026 decreased slightly from the same period of 2025.
Middle Market.  Net written premiums of $3.33 billion in the first quarter of 2026 increased by 5% over the same period of 2025. Retention rates remained strong in the first quarter of 2026 and were comparable with the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than the same period of 2025. New business premiums in the first quarter of 2026 increased over the same period of 2025.
National Accounts.  Net written premiums of $343 million in the first quarter of 2026 increased by 10% over the same period of 2025. Retention rates remained strong in the first quarter of 2026 and were comparable with the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than the same period of 2025. New business premiums in the first quarter of 2026 decreased from the same period of 2025.
National Property and Other.  Net written premiums of $691 million in the first quarter of 2026 decreased by 4% from the same period of 2025. Retention rates remained strong in the first quarter of 2026 and were comparable with the same period of 2025. Renewal premium changes in the first quarter of 2026 were lower than the same period of 2025. New business premiums in the first quarter of 2026 increased over the same period of 2025.
International.  Net written premiums of $417 million in the first quarter of 2026 decreased by 20% from the same period of 2025. Net written premiums in the first quarter of 2025 included $67 million related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, net written premiums decreased by 9% from the same period of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenues
Earned premiums	$1,018	$995
Net investment income	113	102
Other revenues	5	6
Total revenues	1,136	1,103
Total claims and expenses	854	826
Segment income before income taxes	282	277
Income tax expense	28	57
Segment income	$254	$220

Loss and loss adjustment expense ratio	43.0%	43.2%
Underwriting expense ratio	40.3	39.3
Combined ratio	83.3%	82.5%
Overview
Segment income in the first quarter of 2026 was $254 million, $34 million or 15% higher than segment income of $220 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins. Catastrophe losses in the first quarters of 2026 and 2025 were $8 million and $19 million, respectively. Net favorable prior year reserve development in the first quarters of 2026 and 2025 was $65 million and $67 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher general and administrative expenses and (ii) the impact of earned pricing, partially offset by (iii) higher business volumes. Income tax expense in the first quarter of 2026 was lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations divested by the Company in the first quarter of 2026, partially offset by the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2026 were $1.02 billion, $23 million or 2% higher than in the same period of 2025, primarily reflecting increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies. Earned premiums in the first quarter of 2025 included $14 million related to the Canadian operations divested by the Company in the first quarter of 2026.
Net Investment Income
Net investment income in the first quarter of 2026 was $113 million, $11 million or 11% higher than in the same period of 2025. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2026 compared with the same period of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expense
Claims and claim adjustment expenses in the first quarter of 2026 were $441 million, $7 million or 2% higher than in the same period of 2025, primarily reflecting the impacts of (i) loss cost trends and (ii) higher business volumes, partially offset by (iii) lower catastrophe losses and (iv) the Canadian operations divested by the Company in the first quarter of 2026.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Factors contributing to net favorable prior year reserve development during the first quarters of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2026 was $194 million, $7 million or 4% higher than in the same period of 2025, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2026 were $219 million, $14 million or 7% higher than in the same period of 2025, primarily in support of business growth.
Income Tax Expense
Income tax expense in the first quarter of 2026 was $28 million, $29 million or 51% lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations divested by the Company in the first quarter of 2026, partially offset by the impact of the $5 million increase in segment income before income taxes.
Combined Ratio
The combined ratio of 83.3% in the first quarter of 2026 was 0.8 points higher than the combined ratio of 82.5% in the same period of 2025. The loss and loss adjustment expense ratio of 43.0% in the first quarter of 2026 was 0.2 points lower than the loss and loss adjustment expense ratio of 43.2% in the same period of 2025. The underwriting expense ratio of 40.3% in the first quarter of 2026 was 1.0 points higher than the underwriting expense ratio of 39.3% in the same period of 2025.
Net favorable prior year reserve development in the first quarters of 2026 and 2025 provided 6.4 points and 6.7 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first quarters of 2026 and 2025 accounted for 0.8 and 1.9 points of the combined ratio. The underlying combined ratio in the first quarter of 2026 was 1.6 points higher than the 2025 ratio on the same basis, primarily reflecting a higher expense ratio.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Management Liability	$644	$615
Surety	441	391
Total Domestic	1,085	1,006
International	126	123
Total Bond & Specialty Insurance	$1,211	$1,129

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Management Liability	$572	$553
Surety	381	333
Total Domestic	953	886
International	113	113
Total Bond & Specialty Insurance	$1,066	$999

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the first quarter of 2026 both increased by 7% over the same period of 2025. Gross and net written premiums in the first quarter of 2025 included $11 million and $10 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both increased by 8% over the same period of 2025.
Domestic.  Net written premiums of $953 million in the first quarter of 2026 increased by 8% over the same period of 2025. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2026 but decreased from the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than the same period of 2025. New business premiums in the first quarter of 2026 decreased from the same period of 2025.
International.  Net written premiums of $113 million in the first quarter of 2026 were comparable with the same period of 2025. Net written premiums in the first quarter of 2025 included $10 million related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, net written premiums increased by 10% over the same period of 2025.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenues
Earned premiums	$4,094	$4,250
Net investment income	187	172
Fee income	10	11
Other revenues	32	24
Total revenues	4,323	4,457
Total claims and expenses	3,441	4,937
Segment income (loss) before income taxes	882	(480)
Income tax expense (benefit)	178	(106)
Segment income (loss)	$704	$(374)

Loss and loss adjustment expense ratio	58.8%	91.0%
Underwriting expense ratio	24.1	24.2
Combined ratio	82.9%	115.2%
Overview
Segment income in the first quarter of 2026 was $704 million, compared with a segment loss of $374 million in the same period of 2025. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development. Catastrophe losses in the first quarters of 2026 and 2025 were $374 million and $1.74 billion, respectively. Net favorable prior year reserve development in the first quarters of 2026 and 2025 was $186 million and $237 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in the homeowners and other product line, (ii) lower non-catastrophe weather-related losses in the homeowners and other product line and (iii) lower losses in the automobile product line, partially offset by (iv) the impact of earned pricing in the automobile product line. The segment recorded income tax expense in the first quarter of 2026 compared with an income tax benefit in the same period of 2025. The change primarily reflected the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues
Earned Premiums
Earned premiums in the first quarter of 2026 were $4.09 billion, $156 million or 4% lower than in the same period of 2025. Earned premiums in the first quarter of 2025 included $165 million related to the Canadian operations divested by the Company in the first quarter of 2026.
Net Investment Income
Net investment income in the first quarter of 2026 was $187 million, $15 million or 9% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2026 compared with the same period of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the first quarters of 2026 and 2025 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2026 were $2.41 billion, $1.46 billion or 38% lower than in the same period of 2025, primarily reflecting the impacts of (i) lower catastrophe losses and (ii) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (iii) loss cost trends and (iv) lower net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the first quarters of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2026 was $634 million, $40 million or 6% lower than in the same period of 2025, generally consistent with the decrease in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2026 were $397 million, $1 million higher than in the same period of 2025.
Income Tax Expense (Benefit)
Income tax expense in the first quarter of 2026 was $178 million, compared with an income tax benefit of $106 million in the same period of 2025, primarily reflecting the impact of the $1.36 billion increase in segment income before income taxes.
Combined Ratio
The combined ratio of 82.9% in the first quarter of 2026 was 32.3 points lower than the combined ratio of 115.2% in the same period of 2025. The loss and loss adjustment expense ratio of 58.8% in the first quarter of 2026 was 32.2 points lower than the loss and loss adjustment expense ratio of 91.0% in the same period of 2025. The underwriting expense ratio of 24.1% in the first quarter of 2026 was 0.1 points lower than the underwriting expense ratio of 24.2% in the same period of 2025.
Catastrophe losses in the first quarters of 2026 and 2025 accounted for 9.1 points and 40.9 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2026 and 2025 provided 4.5 points and 5.6 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2026 was 1.6 points lower than the 2025 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in the homeowners and other product line, (ii) lower non-catastrophe weather-related losses in the homeowners and other product line and (iii) lower losses in the automobile product line, partially offset by (iv) the impact of earned pricing in the automobile product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Automobile	$1,767	$1,867
Homeowners and Other	1,981	2,004
Total Domestic	3,748	3,871
International	—	150
Total Personal Insurance	$3,748	$4,021

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic:
Automobile	$1,756	$1,859
Homeowners and Other	1,730	1,813
Total Domestic	3,486	3,672
International	—	146
Total Personal Insurance	$3,486	$3,818
Gross and net written premiums in the first quarter of 2026 decreased by 7% and 9%, respectively, from the same period of 2025. Gross and net written premiums in the first quarter of 2025 included $150 million and $146 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums decreased by 3% and 5%, respectively, from the same period of 2025.
Domestic
Automobile net written premiums of $1.76 billion in the first quarter of 2026 decreased by 6% from the same period of 2025. Retention rates remained strong in the first quarter of 2026 and increased over the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than in the same period of 2025. New business premiums in the first quarter of 2026 increased over the same period of 2025.
Homeowners and Other net written premiums of $1.73 billion in the first quarter of 2026 decreased by 5% from the same period of 2025. Retention rates remained strong in the first quarter of 2026 and increased over the same period of 2025. Renewal premium changes in the first quarter of 2026 remained positive but were lower than in the same period of 2025. New business premiums in the first quarter of 2026 increased slightly over the same period of 2025.
For its Domestic business, Personal Insurance had approximately 8.3 million and 8.7 million active policies at March 31, 2026 and 2025, respectively.
International
Personal Insurance had approximately 412,000 active policies as of March 31, 2025 for the Canadian operations divested by the Company in the first quarter of 2026.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2026	2025
Income (loss)	$(101)	$(86)
The Income (loss) for Interest Expense and Other for the first quarters of 2026 and 2025 was $(101) million and $(86) million, respectively.  Pre-tax interest expense for the first quarters of 2026 and 2025 was $116 million and $99 million, respectively. After-tax interest expense for the first quarters of 2026 and 2025 was $92 million and $78 million, respectively.

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
In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.  While the number of direct actions has decreased significantly over time, it is possible that other direct actions against insurers, including the Company, could be filed in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs would be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to any such claims and has received favorable rulings in certain jurisdictions.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Net asbestos paid loss and loss adjustment expenses in the first three months of 2026 and 2025 were $62 million and $59 million, respectively. Net asbestos reserves were $1.29 billion and $1.28 billion as of March 31, 2026 and 2025, respectively.
The following table displays activity for asbestos losses and loss adjustment expenses and reserves:

(as of and for the three months ended March 31, in millions)	2026	2025
Beginning reserves:
Gross	$1,700	$1,708
Ceded	(345)	(370)
Net	1,355	1,338
Incurred losses and loss adjustment expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss adjustment expenses:
Gross	77	72
Ceded	(15)	(13)
Net	62	59
Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—
Ending reserves:
Gross	1,623	1,636
Ceded	(330)	(357)
Net	$1,293	$1,279

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of March 31, 2026 were $102.98 billion, of which 95% was invested in fixed maturity and short-term investments, 0% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of March 31, 2026 was $90.74 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio was “Aa3” and “Aa2” as of March 31, 2026 and December 31, 2025, respectively. Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both March 31, 2026 and December 31, 2025. The weighted average effective duration of fixed maturities and short-term securities was 4.9 (5.3 excluding short-term securities) as of March 31, 2026 and 4.7 (5.0 excluding short-term securities) as of December 31, 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of March 31, 2026 and December 31, 2025 included $31.98 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio as of March 31, 2026 and December 31, 2025 were $369 million and $416 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both March 31, 2026 and December 31, 2025.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of March 31, 2026 and December 31, 2025 included $12.85 billion and $13.23 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals as of March 31, 2026 and December 31, 2025 were $9.96 billion and $10.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.89 billion and $2.99 billion as of March 31, 2026 and December 31, 2025, respectively. Approximately 45% of the Company’s CMO holdings as of both March 31, 2026 and December 31, 2025, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.59 billion and $1.64 billion of non-guaranteed CMO holdings was “Aaa” as of both March 31, 2026 and December 31, 2025. The weighted average credit rating of all of the above securities was “Aa1” as of both March 31, 2026 and December 31, 2025. For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2025 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures. These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s other investments was $4.09 billion and $4.12 billion, respectively.
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

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2025 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table summarizes the composition of the Company’s reinsurance recoverables.

(in millions)	March 31, 2026	December 31, 2025
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,364	$4,352
Gross structured settlements	2,279	2,469
Mandatory pools and associations	1,475	1,485
Gross reinsurance recoverables	8,118	8,306
Allowance for estimated uncollectible reinsurance	(130)	(135)
Less amounts classified as held for sale	—	285
Net reinsurance recoverables	$7,988	$7,886
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong during the remainder of 2026.
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2026 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
It is possible that changes in economic conditions, the supply chain, international trade, including the impact of tariffs, the labor market and geopolitical tensions, including the war with Iran, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Higher costs of labor, parts and raw materials adversely impacted severity in recent years in our personal and commercial businesses. Tariff and immigration policy could also impact severity. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2025 Annual Report.
The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, monetary and fiscal policy measures, heightened geopolitical tensions, including the war with Iran, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.9 (5.3 excluding short-term securities) as of March 31, 2026.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. As of March 31, 2026, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $810 million in the second quarter of 2026, $840 million in the third quarter of 2026 and $870 million in the fourth quarter of 2026. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had net pre-tax realized investment gains of $49 million in the first three months of 2026. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $3.00 billion ($2.37 billion after-tax) in its fixed maturity investment portfolio as of March 31, 2026, compared to $1.86 billion ($1.48 billion after-tax) as of December 31, 2025. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first three months of 2026 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors” in the Company’s 2025 Annual Report.
For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2025 Annual Report. For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2025 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2025 Annual Report.
Capital Position.  The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2026, see “Liquidity and Capital Resources” herein.
As a result of the Company’s business outside of the United States, primarily in the United Kingdom (including Lloyd’s), the Republic of Ireland, Canada and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2025 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See “Part II—Item 7—Forward-Looking Statements.” For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.
Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2025 Annual Report.
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. As of March 31, 2026, TRV held total cash and short-term invested assets in the United States aggregating $2.38 billion and having a weighted average maturity of 22 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.36 billion). TRV’s holding company liquidity of $2.38 billion as of March 31, 2026 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of March 31, 2026.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 4, 2028 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. As of March 31, 2026, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company had $200 million of senior notes that matured on April 15, 2026.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of March 31, 2026. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first three months of 2026 and 2025 was $2.20 billion and $1.36 billion, respectively. The increase in cash flows in the first three months of 2026 primarily reflected the impact of lower levels of payments for claims and claim adjustment expenses.
Investing Activities
Net cash used in investing activities in the first three months of 2026 and 2025 was $335 million and $808 million, respectively.  The Company’s consolidated total investments as of March 31, 2026 increased by $1.80 billion, or 2%, over year-end 2025, primarily reflecting the impacts of (i) proceeds from the Canadian operations divested by the Company in the first quarter of 2026 and (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities and (iv) higher net unrealized investment losses due to the impact of higher interest rates during the first three months of 2026.

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
Financing Activities
Net cash used in financing activities in the first three months of 2026 and 2025 was $2.09 billion and $535 million, respectively. The totals in both 2026 and 2025 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2026 and 2025 were $1.93 billion and $352 million, respectively.
Dividends.  Dividends paid to shareholders were $237 million and $240 million in the first three months of 2026 and 2025, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On April 16, 2026, the Company announced that it would increase its regular quarterly dividend by 14% from $1.10 per share to $1.25 per share. The dividend is payable June 30, 2026 to shareholders of record on June 10, 2026.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in private transactions or otherwise. The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that in periods of growing premium volumes the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During the three months ended March 31, 2026, the Company repurchased 6.0 million common shares under its share repurchase authorizations for a total cost of $1.80 billion. The average cost per share repurchased was $300.30. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of March 31, 2026, the Company had $5.22 billion of capacity remaining under its share repurchase authorizations. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion capacity remaining at that date.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of March 31, 2026 and December 31, 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2026	December 31, 2025
Debt:
Short-term	$300	$300
Long-term	9,054	9,054
Net unamortized fair value adjustments and debt issuance costs	(86)	(87)
Total debt	9,268	9,267
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	35,064	35,394
Accumulated other comprehensive loss	(3,078)	(2,500)
Total shareholders’ equity	31,986	32,894
Total capitalization	$41,254	$42,161
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	March 31, 2026	December 31, 2025
Total capitalization	$41,254	$42,161
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(2,378)	(1,478)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$43,632	$43,639
Debt-to-total capital ratio	22.5%	22.0%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.2%	21.2%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.2% as of March 31, 2026 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since February 12, 2026, the date on which the Company’s 2025 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2025 Annual Report.
CRITICAL ACCOUNTING ESTIMATES
For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2025 Annual Report. The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed. These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.62 billion as of March 31, 2026) are for asbestos claims and related litigation. Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below. While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2026			December 31, 2025
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,001	$13,066	$19,067	$6,036	$12,769	$18,805
Commercial property	1,310	572	1,882	1,270	465	1,735
Commercial multi-peril	3,210	4,069	7,279	3,180	3,818	6,998
Commercial automobile	2,910	3,898	6,808	2,883	3,754	6,637
Workers’ compensation	10,289	8,189	18,478	10,195	8,224	18,419
Fidelity and surety	143	708	851	146	654	800
Personal automobile	2,318	2,478	4,796	2,326	2,523	4,849
Personal homeowners and other	1,629	2,173	3,802	1,577	1,980	3,557
International and other	1,476	2,469	3,945	2,762	3,081	5,843
Property-casualty	29,286	37,622	66,908	30,375	37,268	67,643
Accident and health	4	—	4	3	—	3
Less amounts classified as held for sale	—	—	—	1,123	786	1,909
Claims and claim adjustment expense reserves	$29,290	$37,622	$66,912	$29,255	$36,482	$65,737
The $1.18 billion increase in gross claims and claim adjustment expense reserves since December 31, 2025 primarily reflected the impacts of (i) catastrophe losses in the first three months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first three months of 2026 and (iv) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS
See note 1 of the notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2025 Annual Report for a discussion of recently issued accounting pronouncements.

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
•new product offerings;
•the impact of developments in the tort environment, such as increased attorney involvement in insurance claims; and
•the impact of developments in the geopolitical environment, including the war with Iran.
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
•the Company’s business could be harmed because of its continued exposure to asbestos claims and related litigation;
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
•the Company’s efforts to develop new products or services, expand in targeted markets, improve business processes and workflows or pursue acquisitions or dispositions may not be successful and may create enhanced risks;
•the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;
•loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability;
•the Company is subject to additional risks associated with its business outside the United States; and
•future pandemics could materially affect the Company’s results of operations, financial position and/or liquidity.
Technology and Intellectual Property Risks
•the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, including with respect to artificial intelligence, particularly as its business processes become more digital;
•if, as a result of cyber attacks (the risk of which could be exacerbated by geopolitical tensions, including the war with Iran) or otherwise, the Company experiences difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted; and
•intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing the intellectual property of others.
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
In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2025 Annual Report filed with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2025 Annual Report.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2025 Annual Report.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026	January 31, 2026	1,010,872	$283.96	1,003,948	$6,729
February 1, 2026	February 28, 2026	3,450,192	$300.36	2,836,563	$5,876
March 1, 2026	March 31, 2026	2,155,333	$307.26	2,153,700	$5,215
Total		6,616,397	$300.10	5,994,211	$5,215

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion of capacity remaining at that date, which was previously approved by the Board of Directors on April 19, 2023. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.

The Company acquired 0.6 million shares for a total cost of $185 million during the three months ended March 31, 2026 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 5.   OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2026 and 2025; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 16, 2026	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 16, 2026	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)