Form 10-Q
period 2026-06-30
TRAVELERS COMPANIES, INC.
filed 2026-07-17
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 10, 2026 was 208,575,022.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2026
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums	$10,753	$10,921	$21,358	$21,631
Net investment income	1,070	942	2,078	1,872
Fee income	126	124	247	243
Net realized investment gains (losses)	60	6	109	(55)
Other revenues	144	123	285	235
Total revenues	12,153	12,116	24,077	23,926
Claims and expenses
Claims and claim adjustment expenses	5,922	6,789	12,304	14,795
Amortization of deferred acquisition costs	1,786	1,802	3,552	3,580
General and administrative expenses	1,565	1,545	3,106	3,004
Interest expense	113	99	229	198
Total claims and expenses	9,386	10,235	19,191	21,577
Income before income taxes	2,767	1,881	4,886	2,349
Income tax expense	559	372	967	445
Net income	$2,208	$1,509	$3,919	$1,904
Net income per share
Basic	$10.41	$6.63	$18.28	$8.35
Diluted	$10.26	$6.53	$18.01	$8.23
Weighted average number of common shares outstanding
Basic	210.5	225.9	212.9	226.4
Diluted	213.6	229.3	216.0	229.7

Cash dividends declared per common share	$1.25	$1.10	$2.35	$2.15

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,208	$1,509	$3,919	$1,904
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	531	341	(615)	777
Having credit losses recognized in the consolidated statement of income	(1)	—	(1)	1
Net changes in benefit plan assets and obligations	(2)	—	(10)	—
Net changes in unrealized foreign currency translation	(9)	228	318	289
Other comprehensive income (loss) before income taxes	519	569	(308)	1,067
Income tax expense (benefit)	109	86	(140)	185
Other comprehensive income (loss), net of taxes	410	483	(168)	882
Comprehensive income	$2,618	$1,992	$3,751	$2,786

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $95,401 and $91,717; allowance for expected credit losses of $2 and $3)	$92,922	$89,833
Equity securities, at fair value (cost $410 and $457)	652	618
Real estate investments	884	900
Short-term securities	4,579	5,716
Other investments	4,142	4,115
Total investments	103,179	101,182
Cash (including restricted cash of $139 and $132)	621	842
Investment income accrued	911	877
Premiums receivable (net of allowance for expected credit losses of $61 and $58)	12,382	10,992
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $142 and $129)	8,009	7,886
Ceded unearned premiums	1,674	1,283
Deferred acquisition costs	3,713	3,518
Deferred taxes	1,041	887
Contractholder receivables (net of allowance for expected credit losses of $13 and $16)	3,076	3,010
Goodwill	4,060	4,066
Other intangible assets	325	336
Other assets	4,589	4,279
Assets held for sale	—	4,550
Total assets	$143,580	$143,708
Liabilities
Claims and claim adjustment expense reserves	$67,226	$65,737
Unearned premium reserves	23,327	22,431
Contractholder payables	3,089	3,026
Payables for reinsurance premiums	1,016	529
Debt	9,068	9,267
Other liabilities	6,733	7,282
Liabilities held for sale	—	2,542
Total liabilities	110,459	110,814
Shareholders’ equity
Common stock (1,750.0 shares authorized; 208.6 and 217.5 shares issued and outstanding)	26,186	25,910
Retained earnings	58,346	54,931
Accumulated other comprehensive loss	(2,668)	(2,500)
Treasury stock, at cost (586.8 and 575.9 shares)	(48,743)	(45,447)
Total shareholders’ equity	33,121	32,894
Total liabilities and shareholders’ equity	$143,580	$143,708

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock
Balance, beginning of period	$26,092	$25,584	$25,910	$25,452
Employee share-based compensation	34	87	129	136
Compensation amortization under share-based plans and other changes	60	57	147	140
Balance, end of period	26,186	25,728	26,186	25,728
Retained earnings
Balance, beginning of period	56,404	49,784	54,931	49,630
Net income	2,208	1,509	3,919	1,904
Dividends	(266)	(252)	(504)	(493)
Balance, end of period	58,346	51,041	58,346	51,041
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(3,078)	(4,568)	(2,500)	(4,967)
Other comprehensive income (loss)	410	483	(168)	882
Balance, end of period	(2,668)	(4,085)	(2,668)	(4,085)
Treasury stock, at cost
Balance, beginning of period	(47,432)	(42,609)	(45,447)	(42,251)
Treasury stock acquired — share repurchase authorizations	(1,300)	(500)	(3,100)	(750)
Net shares acquired related to employee share-based compensation plans	(11)	(57)	(196)	(165)
Balance, end of period	(48,743)	(43,166)	(48,743)	(43,166)
Total shareholders’ equity	$33,121	$29,518	$33,121	$29,518
Common shares outstanding
Balance, beginning of period	212.6	226.6	217.5	226.6
Treasury stock acquired — share repurchase authorizations	(4.3)	(1.8)	(10.3)	(2.8)
Net shares issued under employee share-based compensation plans	0.3	0.3	1.4	1.3
Balance, end of period	208.6	225.1	208.6	225.1

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$3,919	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(109)	55
Depreciation and amortization	363	352
Deferred federal income tax benefit	(7)	(52)
Amortization of deferred acquisition costs	3,552	3,580
Equity in income from other investments	(98)	(95)
Premiums receivable	(1,395)	(897)
Reinsurance recoverables	(131)	(19)
Deferred acquisition costs	(3,749)	(3,739)
Claims and claim adjustment expense reserves	1,530	2,543
Unearned premium reserves	910	914
Other	(671)	(852)
Net cash provided by operating activities	4,114	3,694
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,977	5,872
Proceeds from sales of investments:
Fixed maturities	385	601
Equity securities	116	100
Real estate investments	17	—
Other investments	125	142
Purchases of investments:
Fixed maturities	(10,155)	(9,143)
Equity securities	(56)	(60)
Real estate investments	(22)	(13)
Other investments	(181)	(176)
Net sales of short-term securities	1,136	24
Securities transactions in the course of settlement	30	372
Proceeds from the divestiture of the Canadian business	2,384	—
Other	(256)	(243)
Net cash used in investing activities	(500)	(2,524)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(3,098)	(750)
Treasury stock acquired — net employee share-based compensation	(154)	(124)
Dividends paid to shareholders	(500)	(490)
Payment of debt	(200)	—
Issuance of common stock — employee share options	124	127
Net cash used in financing activities	(3,828)	(1,237)
Effect of exchange rate changes on cash and restricted cash	(7)	27
Net decrease in cash and restricted cash	(221)	(40)
Cash and restricted cash at beginning of year	842	699
Cash and restricted cash at end of period	$621	$659
Supplemental disclosure of cash flow information
Income taxes paid	$1,112	$562
Interest paid	$230	$197

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

In May 2026, the FASB issued updated guidance on the accounting for environmental credits and environmental credit obligations. Under the updated guidance, an entity is required to recognize an environmental credit as an asset when it is probable that the environmental credit will be: 1) used to settle an environmental credit obligation, 2) transferred in an exchange transaction, or 3) used in a nonreciprocal transfer. The costs to obtain all other environmental credits are expensed when incurred (for example, environmental credits acquired to satisfy a voluntary net zero emission initiative). The updated guidance is effective for the quarter ending March 31, 2028, and is applied on a retrospective basis with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments.

(for the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Premiums	$5,551	$1,056	$4,146	$10,753
Net investment income	762	113	195	1,070
Fee income	117	—	9	126
Other revenues	113	6	25	144
Total segment revenues (1)	6,543	1,175	4,375	12,093
Claims and claim adjustment expenses	3,188	458	2,276	5,922
Amortization of deferred acquisition costs	945	204	637	1,786
General and administrative expenses	912	218	422	1,552
Income tax expense	300	61	213	574
Segment income (1)	$1,198	$234	$827	$2,259

2025
Premiums	$5,545	$1,021	$4,355	$10,921
Net investment income	662	107	173	942
Fee income	111	—	13	124
Other revenues	95	5	23	123
Total segment revenues (1)	6,413	1,133	4,564	12,110
Claims and claim adjustment expenses	3,584	418	2,787	6,789
Amortization of deferred acquisition costs	944	195	663	1,802
General and administrative expenses	875	214	444	1,533
Income tax expense	197	62	136	395
Segment income (1)	$813	$244	$534	$1,591
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Premiums	$11,044	$2,074	$8,240	$21,358
Net investment income	1,470	226	382	2,078
Fee income	228	—	19	247
Other revenues	217	11	57	285
Total segment revenues (1)	12,959	2,311	8,698	23,968
Claims and claim adjustment expenses	6,719	899	4,686	12,304
Amortization of deferred acquisition costs	1,883	398	1,271	3,552
General and administrative expenses	1,824	437	819	3,080
Income tax expense	496	89	391	976
Segment income (1)	$2,037	$488	$1,531	$4,056

2025
Premiums	$11,010	$2,016	$8,605	$21,631
Net investment income	1,318	209	345	1,872
Fee income	219	—	24	243
Other revenues	177	11	47	235
Total segment revenues (1)	12,724	2,236	9,021	23,981
Claims and claim adjustment expenses	7,289	852	6,654	14,795
Amortization of deferred acquisition costs	1,861	382	1,337	3,580
General and administrative expenses	1,722	419	840	2,981
Income tax expense	356	119	30	505
Segment income (1)	$1,496	$464	$160	$2,120
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Net favorable prior year reserve development	$319	$75	$184	$578
Catastrophe losses	$238	$4	$276	$518
2025
Net favorable prior year reserve development	$79	$81	$155	$315
Catastrophe losses	$368	$5	$554	$927

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Net favorable prior year reserve development	$481	$140	$370	$991
Catastrophe losses	$617	$12	$650	$1,279
2025
Net favorable prior year reserve development	$153	$148	$392	$693
Catastrophe losses	$877	$24	$2,292	$3,193
The following tables present the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs, which is disclosed separately in the table above with segment income by reportable business segment).

(for the three months ended June 30, in millions)	2026	2025
Business Insurance	$101	$100
Bond & Specialty Insurance	24	18
Personal Insurance	43	45
Total	$168	$163

(for the six months ended June 30, in millions)	2026	2025
Business Insurance	$215	$213
Bond & Specialty Insurance	51	41
Personal Insurance	93	95
Total	$359	$349

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$846	$841	$1,677	$1,664
Commercial automobile	1,053	968	2,077	1,910
Commercial property	910	960	1,817	1,897
General liability	886	862	1,776	1,723
Commercial multi-peril	1,496	1,435	2,961	2,835
Other	17	17	34	36
Total Domestic	5,208	5,083	10,342	10,065
International	343	462	702	945
Total Business Insurance	5,551	5,545	11,044	11,010
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	406	367	791	725
General liability	463	459	918	911
Other	60	59	119	117
Total Domestic	929	885	1,828	1,753
International	127	136	246	263
Total Bond & Specialty Insurance	1,056	1,021	2,074	2,016
Personal Insurance:
Domestic:
Automobile	1,897	1,980	3,789	3,944
Homeowners and Other	2,249	2,203	4,451	4,324
Total Domestic	4,146	4,183	8,240	8,268
International	—	172	—	337
Total Personal Insurance	4,146	4,355	8,240	8,605
Total earned premiums	10,753	10,921	21,358	21,631
Net investment income	1,070	942	2,078	1,872
Fee income	126	124	247	243
Other revenues	144	123	285	235
Total segment revenues	12,093	12,110	23,968	23,981
Net realized investment gains (losses)	60	6	109	(55)
Total revenues	$12,153	$12,116	$24,077	$23,926
Income reconciliation, net of tax
Total segment income	$2,259	$1,591	$4,056	$2,120
Interest Expense and Other (1)	(99)	(87)	(200)	(173)
Core income	2,160	1,504	3,856	1,947
Net realized investment gains (losses)	48	5	63	(43)
Net income	$2,208	$1,509	$3,919	$1,904
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $89 million and $78 million for the three months ended June 30, 2026 and 2025, respectively, and $181 million and $156 million for the six months ended June 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2026	December 31, 2025
Asset reconciliation
Business Insurance	$106,841	$106,084
Bond & Specialty Insurance	14,326	13,676
Personal Insurance	21,244	22,787
Total assets by reportable segment	142,411	142,547
Other assets (1)	1,169	1,161
Total consolidated assets	$143,580	$143,708
 _________________________________________________________
(1)The primary components of other assets as of both June 30, 2026 and December 31, 2025 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of June 30, 2026, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,380	$—	$1	$100	$3,281
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	22,923	—	182	1,095	22,010
Revenue	10,252	—	79	515	9,816
State general obligation	808	—	5	25	788
Pre-refunded	444	—	2	3	443
Total obligations of U.S. states, municipalities and political subdivisions	34,427	—	268	1,638	33,057
Debt securities issued by foreign governments	399	—	1	3	397
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,647	—	145	173	12,619
Corporate and all other bonds	44,548	2	185	1,163	43,568
Total	$95,401	$2	$600	$3,077	$92,922

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,927	$—	$11	$81	$3,857
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	21,724	—	161	1,096	20,789
Revenue	9,810	—	58	543	9,325
State general obligation	871	—	6	29	848
Pre-refunded	414	—	4	2	416
Total obligations of U.S. states, municipalities and political subdivisions	32,819	—	229	1,670	31,378
Debt securities issued by foreign governments	313	—	2	3	312
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,094	—	268	130	13,232
Corporate and all other bonds	41,564	3	458	965	41,054
Total (1)	$91,717	$3	$968	$2,849	$89,833
_______________________________________________
(1)Excludes fixed maturities classified as held for sale of $3,221 million of amortized cost and $3,243 million of fair value as of December 31, 2025.
Pre-refunded bonds of $443 million and $416 million as of June 30, 2026 and December 31, 2025, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $385 million and $601 million during the six months ended June 30, 2026 and 2025, respectively. Gross gains of $1 million and $3 million and gross losses of $30 million and $26 million were realized on those sales during the six months ended June 30, 2026 and 2025, respectively. Included in net realized investment gains (losses) for the six months ended June 30, 2026 and 2025 were $14 million and $23 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of June 30, 2026, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$379	$243	$3	$619
Non-redeemable preferred stock	31	2	—	33
Total	$410	$245	$3	$652

(as of December 31, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$419	$177	$12	$584
Non-redeemable preferred stock	38	1	5	34
Total (1)	$457	$178	$17	$618
_______________________________________________
(1)Excludes equity securities classified as held for sale of $69 million of cost and $104 million of fair value as of December 31, 2025.
For the six months ended June 30, 2026 and 2025, the Company recognized $76 million and $1 million of net gains on equity securities still held as of June 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of June 30, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of June 30, 2026, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,636	$21	$1,136	$79	$2,772	$100
Obligations of U.S. states, municipalities and political subdivisions	5,578	58	13,281	1,580	18,859	1,638
Debt securities issued by foreign governments	149	1	52	2	201	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,297	36	1,273	137	4,570	173
Corporate and all other bonds	14,060	167	14,842	996	28,902	1,163
Total	$24,720	$283	$30,584	$2,794	$55,304	$3,077

	Less than 12 months		12 months or longer		Total
(as of December 31, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$611	$5	$1,684	$76	$2,295	$81
Obligations of U.S. states, municipalities and political subdivisions	2,234	28	16,428	1,642	18,662	1,670
Debt securities issued by foreign governments	34	—	75	3	109	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	437	2	1,835	128	2,272	130
Corporate and all other bonds	2,351	13	17,428	952	19,779	965
Total	$5,667	$48	$37,450	$2,801	$43,117	$2,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of June 30, 2026 and December 31, 2025, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost.

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of June 30, 2026, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	2	205	3	337	547
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	2	—	—	—	2
Total	$4	$205	$3	$337	$549

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	18	—	10	550	578
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	—	4	—	5
Total	$19	$—	$14	$550	$583
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

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Three Months Ended
(in millions)	June 30, 2026	June 30, 2025

Balance, beginning of period	$3	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	(1)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$2	$4

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Six Months Ended
(in millions)	June 30, 2026	June 30, 2025

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	2
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	(1)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$2	$4
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $7 million and $0 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $2 million for the six months ended June 30, 2026 and 2025, respectively. Credit losses related to the fixed maturity portfolio for both the three and six months ended June 30, 2026 and 2025 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both June 30, 2026 and December 31, 2025.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $30 million and $32 million for these investments as of June 30, 2026 and December 31, 2025, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of June 30, 2026, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,281	$3,281	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	33,057	—	33,057	—
Debt securities issued by foreign governments	397	—	397	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,619	—	12,619	—
Corporate and all other bonds	43,568	1	43,497	70
Total fixed maturities	92,922	3,282	89,570	70
Equity securities
Common stock	619	611	—	8
Non-redeemable preferred stock	33	8	3	22
Total equity securities	652	619	3	30
Other investments	9	9	—	—
Total	$93,583	$3,910	$89,573	$100

(as of December 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,857	$3,857	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,378	—	31,378	—
Debt securities issued by foreign governments	312	—	312	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	—	13,232	—
Corporate and all other bonds	41,054	25	40,698	331
Total fixed maturities	89,833	3,882	85,620	331
Equity securities
Common stock	584	576	—	8
Non-redeemable preferred stock	34	7	3	24
Total equity securities	618	583	3	32
Other investments	9	9	—	—
Assets held for sale	3,347	104	3,243	—
Total	$93,807	$4,578	$88,866	$363
There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2026.

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

(as of June 30, 2026, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,579	$4,579	$823	$3,706	$50
Financial liabilities
Debt	$8,968	$8,214	$—	$8,214	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,716	$5,716	$1,398	$4,267	$51
Financial liabilities
Debt	$9,167	$8,538	$—	$8,538	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2026 or the year ended December 31, 2025.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, as of June 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.

	As of and For the Three Months Ended June 30, 2026		As of and For the Three Months Ended June 30, 2025
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,423	$60	$11,575	$58

Current period change for expected credit losses		18		19
Write-offs of uncollectible premiums receivable		17		16
Balance, end of period	$12,382	$61	$12,042	$61

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	As of and For the Six Months Ended June 30, 2026		As of and For the Six Months Ended June 30, 2025
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,992	$58	$11,110	$58

Current period change for expected credit losses		36		35
Write-offs of uncollectible premiums receivable		33		32
Balance, end of period	$12,382	$61	$12,042	$61
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of June 30, 2026 and 2025, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2026 and 2025.

	As of and For the Three Months Ended June 30, 2026		As of and For the Three Months Ended June 30, 2025
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$7,988	$130	$8,105	$128

Current period change for estimated uncollectible reinsurance		12		(1)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,009	$142	$8,059	$127

	As of and For the Six Months Ended June 30, 2026		As of and For the Six Months Ended June 30, 2025
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$7,886	$129	$8,000	$119

Current period change for estimated uncollectible reinsurance		13		8
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,009	$142	$8,059	$127

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables as of June 30, 2026, $6.03 billion, or 90%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance. The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 95% were rated A- or better. The remaining 10% of reinsurance recoverables comprised the following: 5% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 4% were balances from other companies not rated by A.M. Best Company. Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, as of June 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.

	As of and For the Three Months Ended June 30, 2026		As of and For the Three Months Ended June 30, 2025
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,051	$14	$3,193	$17

Current period change for expected credit losses		(1)		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,076	$13	$3,095	$17

	As of and For the Six Months Ended June 30, 2026		As of and For the Six Months Ended June 30, 2025
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,010	$16	$3,171	$18

Current period change for expected credit losses		(3)		(1)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,076	$13	$3,095	$17

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

(in millions)	June 30, 2026	December 31, 2025
Business Insurance	$2,551	$2,601
Bond & Specialty Insurance	837	838
Personal Insurance	646	809
Other	26	26
Less amounts classified as held for sale	—	208
Total	$4,060	$4,066
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of June 30, 2026, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$184	$100	$84
Contract-based	201	196	5
Marketing-related	18	7	11
Total subject to amortization	403	303	100
Not subject to amortization	225	—	225
Total	$628	$303	$325

(as of December 31, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$186	$93	$93
Contract-based	204	198	6
Marketing-related	18	6	12
Total subject to amortization	408	297	111
Not subject to amortization	226	—	226
Less amounts classified as held for sale	5	4	1
Total	$629	$293	$336

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2026	December 31, 2025
Property-casualty	$67,222	$67,643
Accident and health	4	3
Less amounts classified as held for sale	—	1,909
Total	$67,226	$65,737
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

	Six Months Ended June 30,
(in millions)	2026	2025
Claims and claim adjustment expense reserves at beginning of year	$67,643	$64,088
Less reinsurance recoverables on unpaid losses	7,797	7,669
Net reserves at beginning of year	59,846	56,419
Estimated claims and claim adjustment expenses for claims arising in the current year	13,192	15,392
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(939)	(650)
Total increases	12,253	14,742
Claims and claim adjustment expense payments for claims arising in:
Current year	3,501	4,504
Prior years	7,487	7,763
Total payments	10,988	12,267
Net reserves disposed of related to the divestiture of the Canadian business	(1,627)	—
Unrealized foreign exchange (gain) loss	(37)	272
Net reserves at end of period	59,447	59,166
Plus reinsurance recoverables on unpaid losses	7,775	7,771
Claims and claim adjustment expense reserves at end of period	$67,222	$66,937
Gross claims and claim adjustment expense reserves as of June 30, 2026 increased by $1.49 billion over December 31, 2025, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first six months of 2026 and (iv) net favorable prior year reserve development.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the six months ended June 30, 2026 and 2025, estimated claims and claim adjustment expenses incurred included $939 million and $650 million, respectively, of net favorable development for claims arising in prior years, including $991 million and $693 million, respectively, of net favorable prior year reserve development, and $21 million and $22 million, respectively, of accretion of discount.
Business Insurance. Net favorable prior year reserve development in the second quarter of 2026 totaled $319 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years and in the commercial property product line for recent accident years. Net favorable prior year reserve development in the second quarter of 2025 totaled $79 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Net favorable prior year reserve development in the first six months of 2026 totaled $481 million, primarily driven by better than expected loss experience in the workers’ compensation and commercial property product lines for multiple accident years. Net favorable prior year reserve development in the first six months of 2025 totaled $153 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations.
Bond & Specialty Insurance. Net favorable prior year reserve development in the second quarter of 2026 totaled $75 million, primarily driven by better than expected loss experience in the general liability product line for management liability coverages for multiple accident years and in the fidelity and surety product line for recent accident years. Net favorable prior year reserve development in the first six months of 2026 totaled $140 million, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years and in the general liability product line for management liability coverages for multiple accident years. Net favorable prior year reserve development in the second quarter and first six months of 2025 totaled $81 million and $148 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years.
Personal Insurance. Net favorable prior year reserve development in the second quarter of 2026 totaled $184 million, primarily driven by better than expected loss experience in both the homeowners and other and automobile product lines for recent accident years. Net favorable prior year reserve development in the first six months of 2026 totaled $370 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2025 totaled $155 million and $392 million, respectively, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2026.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2026	$(2,564)	$186	$(156)	$(544)	$(3,078)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	394	(1)	—	(7)	386
Amounts reclassified from AOCI, net of tax	25	—	(1)	—	24
Net OCI, current period	419	(1)	(1)	(7)	410
Balance, June 30, 2026	$(2,145)	$185	$(157)	$(551)	$(2,668)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(1,664)	$186	$(150)	$(872)	$(2,500)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(508)	(1)	—	(35)	(544)
Amounts reclassified from AOCI, net of tax	27	—	(7)	356	376
Net OCI, current period	(481)	(1)	(7)	321	(168)
Balance, June 30, 2026	$(2,145)	$185	$(157)	$(551)	$(2,668)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$531	$341	$(615)	$777
Income tax expense (benefit)	112	73	(134)	169
Net of taxes	419	268	(481)	608
Having credit losses recognized in the consolidated statement of income	(1)	—	(1)	1
Income tax expense (benefit)	—	—	—	—
Net of taxes	(1)	—	(1)	1
Net changes in benefit plan assets and obligations	(2)	—	(10)	—
Income tax expense (benefit)	(1)	—	(3)	—
Net of taxes	(1)	—	(7)	—
Net changes in unrealized foreign currency translation	(9)	228	318	289
Income tax expense (benefit)	(2)	13	(3)	16
Net of taxes	(7)	215	321	273
Total other comprehensive income (loss)	519	569	(308)	1,067
Total income tax expense (benefit)	109	86	(140)	185
Total other comprehensive income (loss), net of taxes	$410	$483	$(168)	$882

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1) (2)	$31	$17	$38	$48
Income tax benefit (3)	6	4	11	10
Net of taxes	25	13	27	38
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (3)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (4)	(1)	—	(2)	—
General and administrative expenses (benefit) (4)	(1)	—	(2)	—
Other (2)	—	—	(4)	—
Total	(2)	—	(8)	—
Income tax expense (3)	(1)	—	(1)	—
Net of taxes	(1)	—	(7)	—
Reclassification adjustment related to foreign currency translation (1) (2)	—	—	356	—
Income tax benefit (3)	—	—	—	—
Net of taxes	—	—	356	—
Total reclassifications	29	17	386	48
Total income tax benefit	5	4	10	10
Total reclassifications, net of taxes	$24	$13	$376	$38
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

9.     DEBT
Credit Agreement. On May 15, 2026, the Company entered into a five-year $1.2 billion revolving credit agreement with a syndicate of financial institutions, replacing its existing five-year $1.0 billion revolving credit agreement, which was terminated on May 15, 2026. Pursuant to the credit agreement covenants, the Company must maintain an excess of consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), over goodwill and other intangible assets. The minimum consolidated net worth requirement is fixed during the term of the credit agreement at an amount equal to $17.8 billion (57.5% of the Company’s net worth as defined above as of March 31, 2026). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
of control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors. As of June 30, 2026, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 75 basis points to SOFR plus 137.5 basis points, depending on the Company’s credit ratings. As of June 30, 2026, the cost of borrowing would have been SOFR plus 100 basis points, had there been any amounts outstanding under the credit agreement.

Debt Repayment. On April 15, 2026, the Company’s $200 million, 7.75% senior notes matured and were fully paid.

10.     COMMON SHARE REPURCHASES
During the three and six months ended June 30, 2026, the Company repurchased 4.3 million and 10.3 million common shares, respectively, under its share repurchase authorizations for total cost of $1.30 billion and $3.10 billion, respectively. The average cost per share repurchased during the three and six months ended June 30, 2026 was $304.05 and $301.86, respectively. In addition, the Company acquired 35,692 and 0.6 million shares for a total cost of $11 million and $196 million during the three and six months ended June 30, 2026, respectively, that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of June 30, 2026, the Company had $3.92 billion of capacity remaining under its share repurchase authorizations.
11.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic and Diluted
Net income, as reported	$2,208	$1,509	$3,919	$1,904
Participating share-based awards — allocated income	(15)	(11)	(28)	(14)
Net income available to common shareholders — basic and diluted	$2,193	$1,498	$3,891	$1,890
Common Shares
Basic
Weighted average shares outstanding	210.5	225.9	212.9	226.4
Diluted
Weighted average shares outstanding	210.5	225.9	212.9	226.4
Weighted average effects of dilutive securities — stock options and performance shares	3.1	3.4	3.1	3.3
Total	213.6	229.3	216.0	229.7
Net Income per Common Share
Basic	$10.41	$6.63	$18.28	$8.35
Diluted	$10.26	$6.53	$18.01	$8.23

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of June 30, 2026.

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,278,503	$175.52	5.5 years	$816
Exercisable at end of period	4,021,929	$153.61	4.5 years	$710
_______________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $61 million and $57 million for the three months ended June 30, 2026 and 2025, respectively, and $148 million and $140 million for the six months ended June 30, 2026 and 2025, respectively. The related tax benefits recognized in the consolidated statement of income were $11 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, and $24 million and $22 million for the six months ended June 30, 2026 and 2025, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of June 30, 2026 was $367 million, which is expected to be recognized over a weighted-average period of 2.0 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2026	2025	2026	2025
Net Periodic Benefit Cost (Benefit):
Service cost	$30	$29	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	43	44	—	—
Expected return on plan assets	(75)	(70)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial (gain) loss	1	3	(2)	(3)
Total non-service cost (benefit)	(31)	(23)	(3)	(3)
Net periodic benefit cost (benefit)	$(1)	$6	$(3)	$(3)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended June 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2026	2025	2026	2025
Service Cost:
Claims and claim adjustment expenses	$12	$11	$—	$—
General and administrative expenses	18	18	—	—
Total service cost	30	29	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(11)	(9)	(1)	(1)
General and administrative expenses	(20)	(14)	(2)	(2)
Total non-service cost (benefit)	(31)	(23)	(3)	(3)
Net periodic benefit cost (benefit)	$(1)	$6	$(3)	$(3)
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2026	2025	2026	2025
Net Periodic Benefit Cost (Benefit):
Service cost	$60	$57	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	85	88	1	1
Expected return on plan assets	(149)	(140)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	2	7	(5)	(6)
Total non-service cost (benefit)	(62)	(45)	(5)	(6)
Net periodic benefit cost (benefit)	$(2)	$12	$(5)	$(6)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the six months ended June 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2026	2025	2026	2025
Service Cost:
Claims and claim adjustment expenses	$23	$22	$—	$—
General and administrative expenses	37	35	—	—
Total service cost	60	57	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(23)	(17)	(2)	(2)
General and administrative expenses	(39)	(28)	(3)	(4)
Total non-service cost (benefit)	(62)	(45)	(5)	(6)
Net periodic benefit cost (benefit)	$(2)	$12	$(5)	$(6)

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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Lease cost
Operating leases	$14	$16	$29	$32
Short-term leases (1)	1	—	2	1
Lease expense	15	16	31	33
Less: sublease income (2)	—	—	—	—
Net lease cost	$15	$16	$31	$33

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$18	$36	$36
Right-of-use assets obtained in exchange for new lease liabilities	$3	$9	$11	$16
Weighted average discount rate	4.18%	3.94%	4.18%	3.94%
Weighted average remaining lease term	5.4 years	5.5 years	5.4 years	5.5 years
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
Other Commitments and Guarantees
Commitments
Unfunded Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other parties. These commitments totaled $1.55 billion and $1.41 billion as of June 30, 2026 and December 31, 2025, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million as of June 30, 2026.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of June 30, 2026, all of which is indemnified by a third party. For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

16.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the six months ended June 30, 2026 and 2025 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $42 million and $41 million, respectively, from the net share settlement of employee stock options. There were no other material noncash investing or financing activities during the six months ended June 30, 2026 and 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2026 Second Quarter Consolidated Results of Operations
•Net income of $2.21 billion, or $10.41 per share basic and $10.26 per share diluted
•Net earned premiums of $10.75 billion
•Catastrophe losses of $518 million ($410 million after-tax)
•Net favorable prior year reserve development of $578 million ($456 million after-tax)
•Combined ratio of 83.6%
•Net investment income of $1.07 billion ($883 million after-tax)
•Net realized investment gains of $60 million ($48 million after-tax)
•Operating cash flows of $1.92 billion
2026 Second Quarter Consolidated Financial Condition
•Total investments of $103.18 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $143.58 billion
•Total debt of $9.07 billion, resulting in a debt-to-total capital ratio of 21.5% (20.5% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $1.58 billion, comprising $1.31 billion of share repurchases and $266 million of dividends
•Shareholders’ equity of $33.12 billion
•Net unrealized investment losses of $2.48 billion ($1.96 billion after-tax)
•Book value per common share of $158.81
•Holding company liquidity of $2.51 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2026	2025	2026	2025
Revenues
Premiums	$10,753	$10,921	$21,358	$21,631
Net investment income	1,070	942	2,078	1,872
Fee income	126	124	247	243
Net realized investment gains (losses)	60	6	109	(55)
Other revenues	144	123	285	235
Total revenues	12,153	12,116	24,077	23,926
Claims and expenses
Claims and claim adjustment expenses	5,922	6,789	12,304	14,795
Amortization of deferred acquisition costs	1,786	1,802	3,552	3,580
General and administrative expenses	1,565	1,545	3,106	3,004
Interest expense	113	99	229	198
Total claims and expenses	9,386	10,235	19,191	21,577
Income before income taxes	2,767	1,881	4,886	2,349
Income tax expense	559	372	967	445
Net income	$2,208	$1,509	$3,919	$1,904
Net income per share
Basic	$10.41	$6.63	$18.28	$8.35
Diluted	$10.26	$6.53	$18.01	$8.23
Combined ratio
Loss and loss adjustment expense ratio	54.6%	61.7%	57.1%	67.9%
Underwriting expense ratio	29.0	28.6	29.0	28.4
Combined ratio	83.6%	90.3%	86.1%	96.3%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis. Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $10.26 in the second quarter of 2026 increased by 57% over diluted net income per share of $6.53 in the same period of 2025. Net income of $2.21 billion in the second quarter of 2026 increased by 46% over net income of $1.51 billion in the same period of 2025. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the second quarter of 2026 primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development, (iii) higher net investment income, (iv) higher net realized investment gains and (v) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”). Catastrophe losses in the second quarters of 2026 and 2025 were $518 million and $927 million, respectively. Net favorable prior year reserve development in the second quarters of 2026 and 2025 was $578 million and $315 million, respectively. The higher underlying underwriting margins in the second quarter of 2026 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the second quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $18.01 in the first six months of 2026 increased by 119% over diluted net income per share of $8.23 in the same period of 2025. Net income of $3.92 billion in the first six months of 2026 increased by 106% over net income of $1.90 billion in the same period of 2025. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development, (iii) higher net investment income and (iv) net realized investment gains compared to net realized investment losses in the same period of 2025, partially offset by (v) lower underlying underwriting margins. Catastrophe losses in the first six months of 2026 and 2025 were $1.28 billion and $3.19 billion, respectively. Net favorable prior year reserve development in the first six months of 2026 and 2025 was $991 million and $693 million, respectively. The lower underlying underwriting margins in the first six months of 2026 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Income tax expense in the first six months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in the United Kingdom, the Republic of Ireland, Canada and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and six months ended June 30, 2026 and 2025, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2026 were $10.75 billion, $168 million or 2% lower than in the same period of 2025. Earned premiums in the second quarter of 2025 included $266 million related to the Canadian operations divested by the Company in the first quarter of 2026. Earned premiums in the first six months of 2026 were $21.36 billion, $273 million or 1% lower than in the same period of 2025. Earned premiums in the first six months of 2025 included $524 million related to the Canadian operations divested by the Company in the first quarter of 2026. In Business Insurance, earned premiums in the second quarter and first six months of 2026 were comparable with the same periods of 2025. In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2026 both increased by 3% over the same periods of 2025. In Personal Insurance, earned premiums in the second quarter and first six months of 2026 decreased by 5% and 4%, respectively, from the same periods of 2025. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Average investments (1)	$107,067	$102,173	$106,843	$101,634
Pre-tax net investment income	1,070	942	2,078	1,872
After-tax net investment income	883	774	1,716	1,537
Average pre-tax yield (2)	4.0%	3.7%	3.9%	3.7%
Average after-tax yield (2)	3.3%	3.0%	3.2%	3.0%
_______________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the second quarter of 2026 was $1.07 billion, $128 million or 14% higher than in the same period of 2025. Net investment income in the first six months of 2026 was $2.08 billion, $206 million or 11% higher than in the same period of 2025. Net investment income from fixed maturity investments in the second quarter and first six months of 2026 was $930 million and $1.83 billion, respectively, $97 million and $184 million higher, respectively, than in the same periods of 2025. The increases in both periods of 2026 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter of 2026 was $53 million, $2 million lower than in the same period of 2025, driven by lower short-term average yields. Net investment income from

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

short-term securities in the first six months of 2026 was $128 million, $16 million higher than in the same period of 2025, driven by a higher average level of short-term securities, partially offset by lower short-term average yields. The Company’s remaining investment portfolios had net investment income of $100 million and $147 million, respectively, in the second quarter and first six months of 2026, $33 million and $4 million higher, respectively, than in the same period of 2025. The increases in both periods of 2026 primarily reflected higher private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the second quarter of 2026 was $126 million, $2 million higher than in the same period of 2025. Fee income in the first six months of 2026 was $247 million, $4 million higher than in the same period of 2025. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Impairment gains (losses):
Fixed maturities	$(9)	$—	$(12)	$(2)
Net realized investment gains (losses) on equity securities still held	81	23	76	1
Other net realized investment gains (losses), including from sales	(12)	(17)	45	(54)
Total	$60	$6	$109	$(55)
Net realized investment gains on equity securities still held of $81 million and $76 million in the second quarter and first six months of 2026, respectively, were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $23 million in the second quarter of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $1 million in the first six months of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets, largely offset by a net unfavorable change in fair value on an individual security held in the Company’s portfolio.
Other net realized investment gains in the first six months of 2026 were driven by net realized investment gains related to the Canadian operations divested by the Company in the first quarter of 2026, partially offset by net realized investment losses related to fixed maturity investments.
Other Revenues
Other revenues in the second quarter of 2026 were $144 million, $21 million higher than in the same period of 2025. Other revenues in the first six months of 2026 were $285 million, $50 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2026 were $5.92 billion, $867 million or 13% lower than in the same period of 2025, driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Claims and claim adjustment expenses in the second quarter of 2025 included $180 million related to the Canadian operations divested by the Company in the first quarter of 2026. Catastrophe losses in the second quarters of both 2026 and 2025 primarily resulted from severe wind and hail storms in multiple states.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2026 were $12.30 billion, $2.49 billion or 17% lower than in the same period of 2025, driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Claims and claim adjustment expenses in the first six months of 2025 included $362 million related to the Canadian operations divested by the Company in the first quarter of 2026. Catastrophe losses in the first six months of 2026 included the second quarter events described above, as well as severe wind and hail storms and winter storms in multiple states in the first three months of 2026. Catastrophe losses in the first six months of 2025 included the second quarter events described above, as well as the January 2025 California wildfires and severe wind and hail storms in multiple states in the first three months of 2025. Factors contributing to the changes in claims and claim adjustment expenses in each segment are discussed in more detail in the segment discussions that follow.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2026 and 2025, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2026 and 2025 for significant catastrophes that occurred in 2025 and 2024, and the estimate of ultimate losses for those catastrophes at June 30, 2026 and December 31, 2025. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2026 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2025 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2026	2025	2026	2025	June 30, 2026	December 31, 2025
2024
PCS Serial Number:
26 — Severe wind and hail storms	(4)	(3)	(6)	(5)	245	251
39 — Severe wind and hail storms	(4)	(6)	(6)	(8)	237	243
42 — Severe wind and hail storms	2	(7)	1	(10)	150	149
44 — Severe wind and hail storms	—	(1)	—	—	170	170
45 — Severe wind and hail storms	(2)	6	(1)	9	173	174
46 — Severe wind and hail storms	1	8	4	9	195	191
61 — Severe wind and hail storms	—	(9)	(2)	(10)	125	127
77 — Hurricane Helene	(2)	(19)	(11)	(48)	654	665
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	(16)	(5)	(89)	1,334	1,255	1,344
12 — California wildfire – Eaton fire	—	(1)	(43)	391	334	377
24 — Severe wind and hail storms	(4)	23	(4)	338	333	337
29 — Severe wind and hail storms	(4)	142	(4)	142	133	137
37 — Severe wind and hail storms	(2)	222	(2)	222	225	227
39 — Severe wind and hail storms	(7)	93	(7)	93	94	101
43 — Severe wind and hail storms	(4)	75	(9)	75	88	97
45 — Severe wind and hail storms	(6)	127	(11)	127	96	107
2026
PCS Serial Number:
13 — Severe winter storm	(11)	n/a	188	n/a	188	n/a
24 — Severe wind and hail storms	21	n/a	247	n/a	247	n/a
33 — Severe wind and hail storms	142	n/a	142	n/a	142	n/a
36 — Severe wind and hail storms	225	n/a	225	n/a	225	n/a
_______________________________________________
n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2026 was $1.79 billion, $16 million or 1% lower than in the same period of 2025. Amortization of deferred acquisition costs in the first six months of 2026 was $3.55 billion, $28 million or 1% lower than in the same period of 2025. The decreases in both periods were generally consistent with the decreases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2026 were $1.57 billion, $20 million or 1% higher than in the same period of 2025. General and administrative expenses in the first six months of 2026 were $3.11 billion, $102 million or 3% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected normal quarter-to-quarter variability. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the second quarter and first six months of 2026 was $113 million and $229 million, respectively, compared with $99 million and $198 million, respectively, in the same periods of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the second quarter of 2026 was $559 million, $187 million or 50% higher than in the same period of 2025, primarily reflecting the impact of the $886 million increase in income before income taxes in the second quarter of 2026. Income tax expense in the first six months of 2026 was $967 million, $522 million or 117% higher than in the same period of 2025, primarily reflecting the impact of the $2.54 billion increase in income before income taxes in the first six months of 2026.
The Company’s effective tax rate was 20% in both the second quarters of 2026 and 2025. The Company’s effective tax rate was 20% and 19% in the first six months of 2026 and 2025, respectively. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 83.6% in the second quarter of 2026 was 6.7 points lower than the combined ratio of 90.3% in the same period of 2025. The loss and loss adjustment expense ratio of 54.6% in the second quarter of 2026 was 7.1 points lower than the loss and loss adjustment expense ratio of 61.7% in the same period of 2025. The underwriting expense ratio of 29.0% in the second quarter of 2026 was 0.4 points higher than the underwriting expense ratio of 28.6% in the same period of 2025.
Catastrophe losses in the second quarters of 2026 and 2025 accounted for 4.9 points and 8.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2026 and 2025 provided 5.4 points and 2.9 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2026 was 0.6 points lower than the 2025 ratio on the same basis, primarily reflecting the impact of lower losses in Personal Insurance.
The combined ratio of 86.1% in the first six months of 2026 was 10.2 points lower than the combined ratio of 96.3% in the same period of 2025. The loss and loss adjustment expense ratio of 57.1% for the first six months of 2026 was 10.8 points lower than the loss and loss adjustment expense ratio of 67.9% in the same period of 2025. The underwriting expense ratio of 29.0% for the first six months of 2026 was 0.6 points higher than the underwriting expense ratio of 28.4% in the same period of 2025. The Company expects the full year 2026 expense ratio to be approximately 28.5%.
Catastrophe losses in the first six months of 2026 and 2025 accounted for 6.0 points and 14.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2026 and 2025 provided 4.6 points and 3.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2026 was comparable with the 2025 ratio on the same basis.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Business Insurance	$6,531	$6,385	$13,337	$13,125
Bond & Specialty Insurance	1,333	1,166	2,544	2,295
Personal Insurance	4,341	4,700	8,089	8,721
Total	$12,205	$12,251	$23,970	$24,141

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Business Insurance	$5,984	$5,792	$11,770	$11,490
Bond & Specialty Insurance	1,237	1,085	2,303	2,084
Personal Insurance	4,308	4,666	7,794	8,484
Total	$11,529	$11,543	$21,867	$22,058
Gross and net written premiums in the second quarter of 2026 were both comparable with the same period of 2025. Gross and net written premiums in the second quarter of 2025 included $283 million and $273 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both increased by 2% over the same period of 2025.
Gross and net written premiums in the first six months of 2026 both decreased by 1% from the same period of 2025. Gross and net written premiums in the first six months of 2025 included $521 million and $496 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both increased by 1% over the same period of 2025.
Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.
RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$5,551	$5,545	$11,044	$11,010
Net investment income	762	662	1,470	1,318
Fee income	117	111	228	219
Other revenues	113	95	217	177
Total revenues	6,543	6,413	12,959	12,724
Total claims and expenses	5,045	5,403	10,426	10,872
Segment income before income taxes	1,498	1,010	2,533	1,852
Income tax expense	300	197	496	356
Segment income	$1,198	$813	$2,037	$1,496

Loss and loss adjustment expense ratio	56.5%	63.7%	59.8%	65.3%
Underwriting expense ratio	30.3	29.9	30.4	29.6
Combined ratio	86.8%	93.6%	90.2%	94.9%
Overview
Segment income in the second quarter of 2026 was $1.20 billion, $385 million or 47% higher than segment income of $813 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses and (iii) higher net investment income. Net favorable prior year reserve development in the second quarters of 2026 and 2025 was $319 million and $79 million, respectively. Catastrophe losses in the second quarters of 2026 and 2025 were $238 million and $368 million, respectively. Income tax expense in the second quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first six months of 2026 was $2.04 billion, $541 million or 36% higher than segment income of $1.50 billion in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses and (iii) higher net investment income, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the first six months of 2026 and 2025 was $481 million and $153 million, respectively. Catastrophe losses in the first six months of 2026 and 2025 were $617 million and $877 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of higher general and administrative expenses, partially offset by the benefit of earned pricing. Income tax expense in the first six months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2026 were $5.55 billion, $6 million higher than in the same period of 2025. Earned premiums in the first six months of 2026 were $11.04 billion, $34 million higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in the second quarter and first six months of 2025 included $80 million and $159 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026.
Net Investment Income
Net investment income in the second quarter of 2026 was $762 million, $100 million or 15% higher than in the same period of 2025. Net investment income in the first six months of 2026 was $1.47 billion, $152 million or 12% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in the second quarter of 2026 was $117 million, $6 million or 5% higher than in the same period of 2025. Fee income in the first six months of 2026 was $228 million, $9 million or 4% higher than in the same period of 2025.
Other Revenues
Other revenues in the second quarter of 2026 were $113 million, $18 million higher than in the same period of 2025. Other revenues in the first six months of 2026 were $217 million, $40 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, premium installment charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2026 were $3.19 billion, $396 million or 11% lower than in the same period of 2025, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses, (iii) lower business volumes and (iv) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (v) loss cost trends.
Claims and claim adjustment expenses in the first six months of 2026 were $6.72 billion, $570 million or 8% lower than in the same period of 2025, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses, (iii) lower business volumes and (iv) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (v) loss cost trends.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2026 was $945 million, $1 million higher than the same period of 2025. Amortization of deferred acquisition costs in the first six months of 2026 was $1.88 billion, $22 million or 1% higher than the same period of 2025. The increases in both periods of 2026 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2026 were $912 million, $37 million or 4% higher than in the same period of 2025. General and administrative expenses in the first six months of 2026 were $1.82 billion, $102 million or 6% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected normal quarter-to-quarter variability.
Income Tax Expense
Income tax expense in the second quarter of 2026 was $300 million, $103 million or 52% higher than the same period of 2025, primarily reflecting the impact of the $488 million increase in income before income taxes. Income tax expense in the first six months of 2026 was $496 million, $140 million or 39% higher than in the same period of 2025, primarily reflecting the impact of the $681 million increase in income before income taxes.
Combined Ratio
The combined ratio of 86.8% in the second quarter of 2026 was 6.8 points lower than the combined ratio of 93.6% in the same period of 2025. The loss and loss adjustment expense ratio of 56.5% in the second quarter of 2026 was 7.2 points lower than the loss and loss adjustment expense ratio of 63.7% in the same period of 2025. The underwriting expense ratio of 30.3% in the second quarter of 2026 was 0.4 points higher than the underwriting expense ratio of 29.9% in the same period of 2025.
Catastrophe losses in the second quarters of 2026 and 2025 accounted for 4.3 points and 6.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2026 and 2025 provided 5.7 points and 1.4 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2026 was 0.1 points lower than the 2025 ratio on the same basis.
The combined ratio of 90.2% in the first six months of 2026 was 4.7 points lower than the combined ratio of 94.9% in the same period of 2025. The loss and loss adjustment expense ratio of 59.8% in the first six months of 2026 was 5.5 points lower than the loss and loss adjustment expense ratio of 65.3% in the same period of 2025. The underwriting expense ratio of 30.4% for the first six months of 2026 was 0.8 points higher than the underwriting expense ratio of 29.6% in the same period of 2025.
Catastrophe losses in the first six months of 2026 and 2025 accounted for 5.6 points and 8.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2026 and 2025 provided 4.4 points and 1.4 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2026 was 0.7 points higher than the 2025 ratio on the same basis, primarily reflecting a higher expense ratio.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Select Accounts	$1,044	$1,008	$2,125	$2,053
Middle Market	3,537	3,351	7,388	7,033
National Accounts	453	429	990	940
National Property and Other	938	993	1,761	1,866
Total Domestic	5,972	5,781	12,264	11,892
International	559	604	1,073	1,233
Total Business Insurance	$6,531	$6,385	$13,337	$13,125

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Select Accounts	$1,040	$1,004	$2,046	$1,980
Middle Market	3,235	3,034	6,564	6,200
National Accounts	344	329	687	641
National Property and Other	866	885	1,557	1,605
Total Domestic	5,485	5,252	10,854	10,426
International	499	540	916	1,064
Total Business Insurance	$5,984	$5,792	$11,770	$11,490
Gross and net written premiums in the second quarter of 2026 increased by 2% and 3%, respectively, over the same period of 2025. Gross and net written premiums in the second quarter of 2025 included $83 million and $79 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 4% and 5%, respectively, over the same period of 2025.
Gross and net written premiums in the first six months of 2026 both increased by 2% over the same period of 2025. Gross and net written premiums in the first six months of 2025 included $160 million and $146 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 3% and 4%, respectively, over the same period of 2025.
Select Accounts.  Net written premiums of $1.04 billion and $2.05 billion in the second quarter and first six months of 2026, respectively, increased by 4% and 3%, respectively, over the same periods of 2025. Retention rates remained strong in the second quarter and first six months of 2026 and increased over the same periods of 2025. Renewal premium changes in the second quarter and first six months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the second quarter and first six months of 2026 increased slightly over the same periods of 2025.
Middle Market.  Net written premiums of $3.24 billion and $6.56 billion in the second quarter and first six months of 2026, respectively, increased by 7% and 6%, respectively, over the same periods of 2025. Retention rates remained strong in the second quarter and first six months of 2026 and were comparable with the same periods of 2025. Renewal premium changes in the second quarter and first six months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the second quarter and first six months of 2026 increased over the same periods of 2025.
National Accounts.  Net written premiums of $344 million and $687 million in the second quarter and first six months of 2026, respectively, increased by 5% and 7%, respectively, over the same periods of 2025. Retention rates remained strong in the second quarter of 2026 and increased over the same period of 2025. Retention rates remained strong in the first six months of 2026 and were comparable with the same period of 2025. Renewal premium changes in the second quarter and first six months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the second quarter and first six months of 2026 decreased from the same periods of 2025.
National Property and Other.  Net written premiums of $866 million and $1.56 billion in the second quarter and first six months of 2026 decreased by 2% and 3%, respectively, from the same periods of 2025. Retention rates remained strong in the second quarter and first six months of 2026 and increased over the same periods of 2025. Renewal premium changes in the second quarter and first six months of 2026 were lower than the same periods of 2025. New business premiums in the second quarter and first six months of 2026 decreased from the same periods of 2025.
International.  Net written premiums of $499 million and $916 million in the second quarter and first six months of 2026 decreased by 8% and 14%, respectively, from the same periods of 2025. Net written premiums in the second quarter and first six months of 2025 included $79 million and $146 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, net written premiums in the second quarter of 2026 increased by 8% over the same period of 2025, and net written premiums in the first six months of 2026 were comparable with the same period of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$1,056	$1,021	$2,074	$2,016
Net investment income	113	107	226	209
Other revenues	6	5	11	11
Total revenues	1,175	1,133	2,311	2,236
Total claims and expenses	880	827	1,734	1,653
Segment income before income taxes	295	306	577	583
Income tax expense	61	62	89	119
Segment income	$234	$244	$488	$464

Loss and loss adjustment expense ratio	43.0%	40.5%	43.0%	41.8%
Underwriting expense ratio	39.8	39.8	40.0	39.6
Combined ratio	82.8%	80.3%	83.0%	81.4%
Overview
Segment income in the second quarter of 2026 was $234 million, $10 million or 4% lower than segment income of $244 million in the same period of 2025. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher net investment income. Net favorable prior year reserve development in the second quarters of 2026 and 2025 was $75 million and $81 million, respectively. Catastrophe losses in the second quarters of 2026 and 2025 were $4 million and $5 million, respectively. The lower underlying underwriting margins primarily reflected a loss event in the international management liability business. Income tax expense in the second quarter of 2026 was lower than in the same period of 2025, primarily reflecting the impact of the decrease in segment income before income taxes.
Segment income in the first six months of 2026 was $488 million, $24 million or 5% higher than segment income of $464 million in the same period of 2025. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher net investment income and (iv) lower catastrophe losses. Net favorable prior year reserve development in the first six months of 2026 and 2025 was $140 million and $148 million, respectively. Catastrophe losses in the first six months of 2026 and 2025 were $12 million and $24 million, respectively. The lower underlying underwriting margins primarily reflected higher general and administrative expenses and the impact of earned pricing. Income tax expense in the first six months of 2026 was lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations divested by the Company in the first quarter of 2026 and the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2026 were $1.06 billion, $35 million or 3% higher than in the same period of 2025. Earned premiums in the first six months of 2026 were $2.07 billion, $58 million or 3% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies. Earned premiums in the second quarter and first six months of 2025 included $14 million and $28 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2026 was $113 million, $6 million or 6% higher than in the same period of 2025. Net investment income in the first six months of 2026 was $226 million, $17 million or 8% higher than in the same period of 2025. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expense
Claims and claim adjustment expenses in the second quarter of 2026 were $458 million, $40 million or 10% higher than in the same period of 2025, primarily reflecting the impacts of (i) a loss event in the international management liability business, (ii) higher business volumes, (iii) loss cost trends and (iv) lower net favorable prior year reserve development, partially offset by (v) the Canadian operations divested by the Company in the first quarter of 2026.
Claims and claim adjustment expenses in the first six months of 2026 were $899 million, $47 million or 6% higher than in the same period of 2025, primarily reflecting the impacts of (i) loss cost trends, (ii) higher business volumes and (iii) lower net favorable prior year reserve development, partially offset by (iv) lower catastrophe losses and (v) the Canadian operations divested by the Company in the first quarter of 2026.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2026 was $204 million, $9 million or 5% higher than in the same period of 2025. Amortization of deferred acquisition costs in the first six months of 2026 was $398 million, $16 million or 4% higher than in the same period of 2025. The increases in both periods of 2026 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2026 were $218 million, $4 million or 2% higher than in the same period of 2025. General and administrative expenses in the first six months of 2026 were $437 million, $18 million or 4% higher than in the same period of 2025. The increases in both periods of 2026 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the second quarter of 2026 was $61 million, $1 million or 2% lower than in the same period of 2025, primarily reflecting the impact of the $11 million decrease in segment income before income taxes. Income tax expense in the first six months of 2026 was $89 million, $30 million or 25% lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations divested by the Company in the first quarter of 2026 and the impact of the $6 million decrease in segment income before income taxes.
Combined Ratio
The combined ratio of 82.8% in the second quarter of 2026 was 2.5 points higher than the combined ratio of 80.3% in the same period of 2025. The loss and loss adjustment expense ratio of 43.0% in the second quarter of 2026 was 2.5 points higher than the loss and loss adjustment expense ratio of 40.5% in the same period of 2025. The underwriting expense ratio of 39.8% in the second quarter of 2026 was comparable with the same period of 2025.
Net favorable prior year reserve development in the second quarters of 2026 and 2025 provided 7.2 points and 8.0 points of benefit, respectively, to the combined ratio. Catastrophe losses in the second quarters of 2026 and 2025 accounted for 0.4 and 0.5 points of the combined ratio. The underlying combined ratio in the second quarter of 2026 was 1.8 points higher than the 2025 ratio on the same basis, primarily reflecting a loss event in the international management liability business.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio of 83.0% in the first six months of 2026 was 1.6 points higher than the combined ratio of 81.4% in the same period of 2025. The loss and loss adjustment expense ratio of 43.0% in the first six months of 2026 was 1.2 points higher than the loss and loss adjustment expense ratio of 41.8% in the same period of 2025. The underwriting expense ratio of 40.0% in the first six months of 2026 was 0.4 points higher than the underwriting expense ratio of 39.6% in the same period of 2025.
Net favorable prior year reserve development in the first six months of 2026 and 2025 provided 6.8 points and 7.3 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first six months of 2026 and 2025 accounted for 0.6 points and 1.2 points, respectively, of the combined ratio. The underlying combined ratio in the first six months of 2026 was 1.7 points higher than the 2025 ratio on the same basis, primarily reflecting a higher expense ratio and the impact of earned pricing.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Management Liability	$680	$653	$1,324	$1,268
Surety	501	351	942	742
Total Domestic	1,181	1,004	2,266	2,010
International	152	162	278	285
Total Bond & Specialty Insurance	$1,333	$1,166	$2,544	$2,295

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Management Liability	$611	$589	$1,183	$1,142
Surety	480	342	861	675
Total Domestic	1,091	931	2,044	1,817
International	146	154	259	267
Total Bond & Specialty Insurance	$1,237	$1,085	$2,303	$2,084
Gross and net written premiums in the second quarter of 2026 both increased by 14% over the same period of 2025. Gross and net written premiums in the second quarter of 2025 both included $16 million related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both increased by 16% over the same period of 2025.
Gross and net written premiums in the first six months of 2026 both increased by 11% over the same period of 2025. Gross and net written premiums in the first six months of 2025 included $27 million and $26 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both increased by 12% over the same period of 2025.
Domestic.  Net written premiums of $1.09 billion and $2.04 billion in the second quarter and first six months of 2026 increased by 17% and 12%, respectively, over the same periods of 2025. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter of 2026 and increased over the same period of 2025. Retention rates remained strong in the first six months of 2026 and were comparable with the same period of 2025. Renewal premium changes in the second quarter and first six months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the second quarter and first six months of 2026 increased over the same periods of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International.  Net written premiums of $146 million and $259 million in the second quarter and first six months of 2026, respectively, decreased by 5% and 3%, respectively, from the same periods of 2025. Net written premiums in the second quarter and first six months of 2025 included $16 million and $26 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, net written premiums increased by 6% and 7%, respectively, over the same periods of 2025.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$4,146	$4,355	$8,240	$8,605
Net investment income	195	173	382	345
Fee income	9	13	19	24
Other revenues	25	23	57	47
Total revenues	4,375	4,564	8,698	9,021
Total claims and expenses	3,335	3,894	6,776	8,831
Segment income before income taxes	1,040	670	1,922	190
Income tax expense	213	136	391	30
Segment income	$827	$534	$1,531	$160

Loss and loss adjustment expense ratio	54.9%	64.0%	56.9%	77.4%
Underwriting expense ratio	24.6	24.4	24.3	24.3
Combined ratio	79.5%	88.4%	81.2%	101.7%
Overview
Segment income in the second quarter of 2026 was $827 million, $293 million or 55% higher than segment income of $534 million in the same period of 2025. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins, (iii) higher net favorable prior year reserve development and (iv) higher net investment income. Catastrophe losses in the second quarters of 2026 and 2025 were $276 million and $554 million, respectively. Net favorable prior year reserve development in the second quarters of 2026 and 2025 was $184 million and $155 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line. Income tax expense in the second quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first six months of 2026 was $1.53 billion, $1.37 billion or 857% higher than segment income of $160 million in the same period of 2025. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net investment income. Catastrophe losses in the first six months of 2026 and 2025 were $650 million and $2.29 billion, respectively. Net favorable prior year reserve development in the first six months of 2026 and 2025 was $370 million and $392 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line. Income tax expense in the first six months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues
Earned Premiums
Earned premiums in the second quarter of 2026 were $4.15 billion, $209 million or 5% lower than in the same period of 2025. Earned premiums in the first six months of 2026 were $8.24 billion, $365 million or 4% lower than in the same period of 2025. Earned premiums in the second quarter and first six months of 2025 included $172 million and $337 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026.
Net Investment Income
Net investment income in the second quarter of 2026 was $195 million, $22 million or 13% higher than in the same period of 2025. Net investment income in the first six months of 2026 was $382 million, $37 million or 11% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the second quarters and first six months of 2026 and 2025 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2026 were $2.28 billion, $511 million or 18% lower than in the same period of 2025, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) lower losses in the automobile product line, (iii) higher net favorable prior year reserve development and (iv) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (v) loss cost trends.
Claims and claim adjustment expenses in the first six months of 2026 were $4.69 billion, $1.97 billion or 30% lower than in the same period of 2025, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) lower losses in the automobile product line and (iii) the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (iv) loss cost trends and (v) lower net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2026 was $637 million, $26 million or 4% lower than in the same period of 2025. Amortization of deferred acquisition costs in the first six months of 2026 was $1.27 billion, $66 million or 5% lower than in the same period of 2025. The decreases in both periods of 2026 were generally consistent with the decreases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2026 were $422 million, $22 million or 5% lower than in the same period of 2025. General and administrative expenses in the first six months of 2026 were $819 million, $21 million or 3% lower than in the same period of 2025.
Income Tax Expense
Income tax expense in the second quarter of 2026 was $213 million, $77 million or 57% higher than in the same period of 2025, primarily reflecting the impact of the $370 million increase in segment income before income taxes. Income tax expense in the first six months of 2026 was $391 million, $361 million higher than in the same period of 2025, primarily reflecting the impact of the $1.73 billion increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 79.5% in the second quarter of 2026 was 8.9 points lower than the combined ratio of 88.4% in the same period of 2025. The loss and loss adjustment expense ratio of 54.9% in the second quarter of 2026 was 9.1 points lower than the loss and loss adjustment expense ratio of 64.0% in the same period of 2025. The underwriting expense ratio of 24.6% in the second quarter of 2026 was 0.2 points higher than the underwriting expense ratio of 24.4% in the same period of 2025.
Catastrophe losses in the second quarters of 2026 and 2025 accounted for 6.7 points and 12.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2026 and 2025 provided 4.5 points and 3.6 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2026 was 2.0 points lower than the 2025 ratio on the same basis, primarily reflecting the impacts of (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line.
The combined ratio of 81.2% in the first six months of 2026 was 20.5 points lower than the combined ratio of 101.7% in the same period of 2025. The loss and loss adjustment expense ratio of 56.9% in the first six months of 2026 was 20.5 points lower than the loss and loss adjustment expense ratio of 77.4% in the same period of 2025. The underwriting expense ratio of 24.3% in the first six months of 2026 was comparable with the same period of 2025.
Catastrophe losses in the first six months of 2026 and 2025 accounted for 7.9 points and 26.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of both 2026 and 2025 provided 4.5 points of benefit to the combined ratio. The underlying combined ratio in the first six months of 2026 was 1.8 points lower than the 2025 ratio on the same basis, primarily reflecting the impacts of (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Automobile	$1,861	$1,973	$3,628	$3,840
Homeowners and Other	2,480	2,543	4,461	4,547
Total Domestic	4,341	4,516	8,089	8,387
International	—	184	—	334
Total Personal Insurance	$4,341	$4,700	$8,089	$8,721

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic:
Automobile	$1,858	$1,968	$3,614	$3,827
Homeowners and Other	2,450	2,520	4,180	4,333
Total Domestic	4,308	4,488	7,794	8,160
International	—	178	—	324
Total Personal Insurance	$4,308	$4,666	$7,794	$8,484

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the second quarter of 2026 both decreased by 8% from the same period of 2025. Gross and net written premiums in the second quarter of 2025 included $184 million and $178 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both decreased by 4% from the same period of 2025.
Gross and net written premiums in the first six months of 2026 decreased by 7% and 8%, respectively, from the same period of 2025. Gross and net written premiums in the first six months of 2025 included $334 million and $324 million, respectively, related to the Canadian operations divested by the Company in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both decreased by 4% from the same period of 2025.
Domestic
Automobile net written premiums of $1.86 billion and $3.61 billion in the second quarter and first six months of 2026, respectively, both decreased by 6% from the same periods of 2025. Retention rates remained strong in the second quarter and first six months of 2026 and increased over the same periods of 2025. Renewal premium changes in the second quarter and first six months of 2026 were lower than in the same periods of 2025. New business premiums in the second quarter and first six months of 2026 decreased slightly from the same periods of 2025.
Homeowners and Other net written premiums of $2.45 billion and $4.18 billion in the second quarter and first six months of 2026, respectively, decreased by 3% and 4%, respectively, from the same periods of 2025. Retention rates remained strong in the second quarter and first six months of 2026 and increased over the same periods of 2025. Renewal premium changes in the second quarter and first six months of 2026 remained positive but were lower than in the same periods of 2025. New business premiums in the second quarter and first six months of 2026 increased over the same periods of 2025.
For its Domestic business, Personal Insurance had approximately 8.2 million and 8.6 million active policies at June 30, 2026 and 2025, respectively.
International
Personal Insurance had approximately 386,000 active policies as of June 30, 2025 for the Canadian operations divested by the Company in the first quarter of 2026.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Income (loss)	$(99)	$(87)	$(200)	$(173)
The Income (loss) for Interest Expense and Other for the second quarters of 2026 and 2025 was $(99) million and $(87) million, respectively.  Pre-tax interest expense for the second quarters of 2026 and 2025 was $113 million and $99 million, respectively. After-tax interest expense for the second quarters of 2026 and 2025 was $89 million and $78 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2026 and 2025 was $(200) million and $(173) million, respectively. Pre-tax interest expense in the first six months of 2026 and 2025 was $229 million and $198 million, respectively. After-tax interest expense in the first six months of 2026 and 2025 was $181 million and $156 million, respectively.

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
Net asbestos paid loss and loss adjustment expenses in the first six months of 2026 and 2025 were $140 million and $103 million, respectively. Net asbestos reserves were $1.22 billion and $1.24 billion as of June 30, 2026 and 2025, respectively.
The following table displays activity for asbestos losses and loss adjustment expenses and reserves.

(as of and for the six months ended six June 30, in millions)	2026	2025
Beginning reserves:
Gross	$1,700	$1,708
Ceded	(345)	(370)
Net	1,355	1,338
Incurred losses and loss adjustment expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss adjustment expenses:
Gross	175	155
Ceded	(35)	(52)
Net	140	103
Foreign exchange and other:
Gross	—	2
Ceded	—	—
Net	—	2
Ending reserves:
Gross	1,525	1,555
Ceded	(310)	(318)
Net	$1,215	$1,237

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of June 30, 2026 were $103.18 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of June 30, 2026 was $92.92 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio was “Aa3” and “Aa2” as of June 30, 2026 and December 31, 2025, respectively. Below investment grade securities represented 1.1% and 1.2% of the total fixed maturity investment portfolio as of June 30, 2026 and December 31, 2025, respectively. The weighted average effective duration of fixed maturities and short-term securities was 5.0 (5.2 excluding short-term securities) as of June 30, 2026 and 4.7 (5.0 excluding short-term securities) as of December 31, 2025.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of June 30, 2026 and December 31, 2025 included $33.06 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio as of June 30, 2026 and December 31, 2025 were $443 million and $416 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both June 30, 2026 and December 31, 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of June 30, 2026 and December 31, 2025 included $12.62 billion and $13.23 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals as of June 30, 2026 and December 31, 2025 were $9.75 billion and $10.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.87 billion and $2.99 billion as of June 30, 2026 and December 31, 2025, respectively. Approximately 42% and 45% of the Company’s CMO holdings as of June 30, 2026 and December 31, 2025, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.66 billion and $1.64 billion of non-guaranteed CMO holdings was “Aaa” as of both June 30, 2026 and December 31, 2025. The weighted average credit rating of all of the above securities was “Aa1” as of both June 30, 2026 and December 31, 2025. For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2025 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures. These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s other investments was $4.14 billion and $4.12 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2025 Annual Report. Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2025 Annual Report.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont and Virginia.

The reinsurance agreement was entered into in May 2026 in connection with Long Point Re IV’s offering to unrelated investors of $750 million aggregate principal amount of catastrophe bonds. This reinsurance agreement provides coverage to the Company through May 24, 2030 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2027, this treaty provides up to $750 million part of $1.00 billion of coverage, subject to a $2.85 billion retention (i.e., for every dollar of loss between $2.85 billion and $3.85 billion, this treaty provides 75 cents of coverage). The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Other in Bond & Specialty Insurance.
The Company’s previous reinsurance agreement with Long Point Re IV Ltd. expired in May 2026 without the Company incurring any losses that resulted in a recovery under the agreement.

See the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2025 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re IV.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2026 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $1.00 billion of coverage, subject to a $2.75 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, wildfires, winter storms and/or freeze losses (including coverage for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2026 through and including June 30, 2027. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

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
The following table summarizes the composition of the Company’s reinsurance recoverables.

(in millions)	June 30, 2026	December 31, 2025
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,417	$4,352
Gross structured settlements	2,279	2,469
Mandatory pools and associations	1,455	1,485
Gross reinsurance recoverables	8,151	8,306
Allowance for estimated uncollectible reinsurance	(142)	(135)
Less amounts classified as held for sale	—	285
Net reinsurance recoverables	$8,009	$7,886

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
Effective January 1, 2026, the Company renewed a quota share reinsurance agreement with subsidiaries of Pelagos Insurance Capital Limited (formerly known as Fidelis Insurance Holdings Limited) for 2026 pursuant to which the Company assumes 20% of the subject gross written premiums of Pelagos on a risk-attaching basis, subject to a loss ratio cap. The Company’s portion of premiums from Pelagos is reported as part of the International results of Business Insurance. The Company also has a minority investment in Pelagos.
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
For the ten-year period ended December 31, 2025, the Company experienced an average of approximately 37% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company’s results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company’s reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.
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
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 5.0 (5.2 excluding short-term securities) as of June 30, 2026.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. As of June 30, 2026, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships, and joint ventures. These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.
Approximately 25% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $840 million in the third quarter of 2026 and $870 million in the fourth quarter of 2026. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment gains of $109 million in the first six months of 2026. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $2.48 billion ($1.96 billion after-tax) in its fixed maturity investment portfolio as of June 30, 2026, compared to $1.86 billion ($1.48 billion after-tax) as of December 31, 2025. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first six months of 2026 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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
Capital Position.  The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that in periods of growing premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2026, see “Liquidity and Capital Resources” herein.
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
Holding Company Liquidity.  The Travelers Companies, Inc.’s (TRV) liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. As of June 30, 2026, TRV held total cash and short-term invested assets in the United States aggregating $2.51 billion and having a weighted average maturity of 17 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.45 billion). TRV’s holding company liquidity of $2.51 billion as of June 30, 2026 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of June 30, 2026.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 4, 2028 which permits it to issue securities from time to time. TRV also has a $1.2 billion line of credit facility with a syndicate of financial institutions that expires on May 15, 2031. As of June 30, 2026, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company had $200 million of senior notes that matured on April 15, 2026.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of June 30, 2026. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first six months of 2026 and 2025 was $4.11 billion and $3.69 billion, respectively. The increase in cash flows in the first six months of 2026 primarily reflected the impact of lower levels of payments for claims and claim adjustment expenses, partially offset by higher levels of payments for income taxes and lower levels of cash received for premiums.
Investing Activities
Net cash used in investing activities in the first six months of 2026 and 2025 was $500 million and $2.52 billion, respectively.  The Company’s consolidated total investments as of June 30, 2026 increased by $2.00 billion, or 2%, over year-end 2025, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) proceeds from the Canadian operations divested by the Company in the first quarter of 2026, partially offset by (iii) net cash used in financing activities and (iv) higher net unrealized investment losses due to the impact of higher interest rates during the first six months of 2026.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Financing Activities
Net cash used in financing activities in the first six months of 2026 and 2025 was $3.83 billion and $1.24 billion, respectively. The totals in both 2026 and 2025 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2026 and 2025 were $3.25 billion and $874 million, respectively. Net cash used in financing activities is the first six months of 2026 also included the payment of debt.
Dividends.  Dividends paid to shareholders were $500 million and $490 million in the first six months of 2026 and 2025, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On July 17, 2026, the Company declared a regular quarterly dividend of $1.25 per share, payable September 30, 2026 to shareholders of record on September 10, 2026.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in private transactions or otherwise. The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that in periods of growing premium volumes the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During the six months ended June 30, 2026, the Company repurchased 4.3 million common shares under its share repurchase authorizations for a total cost of $1.30 billion. The average cost per share repurchased was $304.05. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of June 30, 2026, the Company had $3.92 billion of capacity remaining under its share repurchase authorizations. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion capacity remaining at that date.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of June 30, 2026 and December 31, 2025.

(in millions)	June 30, 2026	December 31, 2025
Debt:
Short-term	$100	$300
Long-term	9,054	9,054
Net unamortized fair value adjustments and debt issuance costs	(86)	(87)
Total debt	9,068	9,267
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	35,789	35,394
Accumulated other comprehensive loss	(2,668)	(2,500)
Total shareholders’ equity	33,121	32,894
Total capitalization	$42,189	$42,161

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	June 30, 2026	December 31, 2025
Total capitalization	$42,189	$42,161
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(1,960)	(1,478)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$44,149	$43,639
Debt-to-total capital ratio	21.5%	22.0%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	20.5%	21.2%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 20.5% as of June 30, 2026 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency action was taken with respect to the Company since April 16, 2026, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2026 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2025 Annual Report.
•On April 24, 2026, Moody’s affirmed all ratings of the Company. The outlook for all ratings is stable.
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
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed. These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.53 billion as of June 30, 2026) are for asbestos claims and related litigation. Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below. While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,160	$13,116	$19,276	$6,036	$12,769	$18,805
Commercial property	1,231	599	1,830	1,270	465	1,735
Commercial multi-peril	3,345	4,081	7,426	3,180	3,818	6,998
Commercial automobile	2,973	3,984	6,957	2,883	3,754	6,637
Workers’ compensation	10,267	8,101	18,368	10,195	8,224	18,419
Fidelity and surety	145	755	900	146	654	800
Personal automobile	2,331	2,428	4,759	2,326	2,523	4,849
Personal homeowners and other	1,641	2,142	3,783	1,577	1,980	3,557
International and other	1,583	2,340	3,923	2,762	3,081	5,843
Property-casualty	29,676	37,546	67,222	30,375	37,268	67,643
Accident and health	4	—	4	3	—	3
Less amounts classified as held for sale	—	—	—	1,123	786	1,909
Claims and claim adjustment expense reserves	$29,680	$37,546	$67,226	$29,255	$36,482	$65,737
The $1.49 billion increase in gross claims and claim adjustment expense reserves since December 31, 2025 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first six months of 2026 and (iv) net favorable prior year reserve development.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2025 Annual Report filed with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2025 Annual Report.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
During the quarter ended June 30, 2026, the Company implemented a new payment and billing processing platform for Personal Insurance, which resulted in certain changes to business processes and related internal control over financial reporting. Other than this change to the new payment and billing processing platform, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2026	April 30, 2026	1,185,707	$305.44	1,161,098	$4,860
May 1, 2026	May 31, 2026	1,563,269	$303.75	1,553,880	$4,388
June 1, 2026	June 30, 2026	1,562,158	$303.33	1,560,464	$3,915
Total		4,311,134	$304.06	4,275,442	$3,915

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

The Company acquired 35,692 shares for a total cost of $11 million during the three months ended June 30, 2026 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 5.   OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1*
The Travelers Companies, Inc. Amended and Restated 2023 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 22, 2026 and is incorporated herein by reference.

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

99.1
Revolving Credit Agreement, dated May 15, 2026, between the Company and a syndicate of financial institutions, was filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 21, 2026 and is incorporated herein by reference.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and six months ended June 30, 2026 and 2025; (ii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 17, 2026	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 17, 2026	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)