Form 10-Q
period 2026-09-30
TRAVELERS COMPANIES, INC.
filed 2026-10-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 9, 2026 was 204,946,347.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2026
_________________________________________________________

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums	$11,103	$11,135	$32,461	$32,766
Net investment income	1,098	1,033	3,176	2,905
Fee income	123	127	370	370
Net realized investment gains (losses)	(34)	27	75	(28)
Other revenues	122	148	407	383
Total revenues	12,412	12,470	36,489	36,396
Claims and expenses
Claims and claim adjustment expenses	6,487	6,594	18,791	21,389
Amortization of deferred acquisition costs	1,856	1,849	5,408	5,429
General and administrative expenses	1,582	1,572	4,688	4,576
Interest expense	118	111	347	309
Total claims and expenses	10,043	10,126	29,234	31,703
Income before income taxes	2,369	2,344	7,255	4,693
Income tax expense	452	456	1,419	901
Net income	$1,917	$1,888	$5,836	$3,792
Net income per share
Basic	$9.20	$8.37	$27.48	$16.69
Diluted	$9.04	$8.24	$27.05	$16.45
Weighted average number of common shares outstanding
Basic	206.9	224.1	210.9	225.6
Diluted	210.6	227.5	214.2	228.9

Cash dividends declared per common share	$1.25	$1.10	$3.60	$3.25

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,917	$1,888	$5,836	$3,792
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(5,571)	1,347	(6,186)	2,124
Having credit losses recognized in the consolidated statement of income	—	—	(1)	1
Net changes in benefit plan assets and obligations	(1)	—	(11)	—
Net changes in unrealized foreign currency translation	(2)	(72)	316	217
Other comprehensive income (loss) before income taxes	(5,574)	1,275	(5,882)	2,342
Income tax expense (benefit)	(1,179)	284	(1,319)	469
Other comprehensive income (loss), net of taxes	(4,395)	991	(4,563)	1,873
Comprehensive income (loss)	$(2,478)	$2,879	$1,273	$5,665

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $97,423 and $91,717; allowance for expected credit losses of $2 and $3)	$89,372	$89,833
Equity securities, at fair value (cost $414 and $457)	640	618
Real estate investments	883	900
Short-term securities	5,561	5,716
Other investments	4,132	4,115
Total investments	100,588	101,182
Cash (including restricted cash of $147 and $132)	766	842
Investment income accrued	860	877
Premiums receivable (net of allowance for expected credit losses of $69 and $58)	12,142	10,992
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $142 and $129)	8,078	7,886
Ceded unearned premiums	1,488	1,283
Deferred acquisition costs	3,763	3,518
Deferred taxes	2,268	887
Contractholder receivables (net of allowance for expected credit losses of $13 and $16)	3,041	3,010
Goodwill	4,060	4,066
Other intangible assets	326	336
Other assets	4,709	4,279
Assets held for sale	—	4,550
Total assets	$142,089	$143,708
Liabilities
Claims and claim adjustment expense reserves	$68,130	$65,737
Unearned premium reserves	23,525	22,431
Contractholder payables	3,054	3,026
Payables for reinsurance premiums	828	529
Debt	9,813	9,267
Other liabilities	7,744	7,282
Liabilities held for sale	—	2,542
Total liabilities	113,094	110,814
Shareholders’ equity
Common stock (1,750.0 shares authorized; 204.9 and 217.5 shares issued and outstanding)	26,307	25,910
Retained earnings	60,002	54,931
Accumulated other comprehensive loss	(7,063)	(2,500)
Treasury stock, at cost (590.8 and 575.9 shares)	(50,251)	(45,447)
Total shareholders’ equity	28,995	32,894
Total liabilities and shareholders’ equity	$142,089	$143,708

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock
Balance, beginning of period	$26,186	$25,728	$25,910	$25,452
Employee share-based compensation	59	30	188	166
Compensation amortization under share-based plans and other changes	62	59	209	199
Balance, end of period	26,307	25,817	26,307	25,817
Retained earnings
Balance, beginning of period	58,346	51,041	54,931	49,630
Net income	1,917	1,888	5,836	3,792
Dividends	(261)	(250)	(765)	(743)
Other	—	1	—	1
Balance, end of period	60,002	52,680	60,002	52,680
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(2,668)	(4,085)	(2,500)	(4,967)
Other comprehensive income (loss)	(4,395)	991	(4,563)	1,873
Balance, end of period	(7,063)	(3,094)	(7,063)	(3,094)
Treasury stock, at cost
Balance, beginning of period	(48,743)	(43,166)	(45,447)	(42,251)
Treasury stock acquired — share repurchase authorizations	(1,500)	(625)	(4,600)	(1,375)
Net shares acquired related to employee share-based compensation plans	(8)	(3)	(204)	(168)
Balance, end of period	(50,251)	(43,794)	(50,251)	(43,794)
Total shareholders’ equity	$28,995	$31,609	$28,995	$31,609
Common shares outstanding
Balance, beginning of period	208.6	225.1	217.5	226.6
Treasury stock acquired — share repurchase authorizations	(4.0)	(2.3)	(14.3)	(5.1)
Net shares issued under employee share-based compensation plans	0.3	0.2	1.7	1.5
Balance, end of period	204.9	223.0	204.9	223.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$5,836	$3,792
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(75)	28
Depreciation and amortization	537	518
Deferred federal income tax expense (benefit)	(66)	268
Amortization of deferred acquisition costs	5,408	5,429
Equity in income from other investments	(170)	(169)
Premiums receivable	(1,154)	(485)
Reinsurance recoverables	(199)	(269)
Deferred acquisition costs	(5,656)	(5,616)
Claims and claim adjustment expense reserves	2,433	3,388
Unearned premium reserves	1,108	1,245
Other	(10)	(208)
Net cash provided by operating activities	7,992	7,921
Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,800	8,758
Proceeds from sales of investments:
Fixed maturities	917	779
Equity securities	134	131
Real estate investments	17	—
Other investments	203	210
Purchases of investments:
Fixed maturities	(15,541)	(14,519)
Equity securities	(77)	(94)
Real estate investments	(34)	(23)
Other investments	(270)	(262)
Net sales (purchases) of short-term securities	154	(2,027)
Securities transactions in the course of settlement	382	368
Proceeds from the divestiture of the Canadian business	2,388	—
Other	(386)	(398)
Net cash used in investing activities	(3,313)	(7,077)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(4,585)	(1,369)
Treasury stock acquired — net employee share-based compensation	(159)	(125)
Dividends paid to shareholders	(759)	(737)
Payment of debt	(200)	—
Issuance of debt	744	1,233
Issuance of common stock — employee share options	212	163
Net cash used in financing activities	(4,747)	(835)
Effect of exchange rate changes on cash and restricted cash	(8)	21
Net increase (decrease) in cash and restricted cash	(76)	30
Cash and restricted cash at beginning of year	842	699
Cash and restricted cash at end of period	$766	$729
Supplemental disclosure of cash flow information
Income taxes paid	$1,687	$756
Interest paid	$324	$257

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments.

(for the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Premiums	$5,862	$1,103	$4,138	$11,103
Net investment income	766	127	205	1,098
Fee income	118	—	5	123
Other revenues	94	6	22	122
Total segment revenues (1)	6,840	1,236	4,370	12,446
Claims and claim adjustment expenses	3,643	425	2,419	6,487
Amortization of deferred acquisition costs	1,001	215	640	1,856
General and administrative expenses	919	218	432	1,569
Income tax expense	241	69	173	483
Segment income (1)	$1,036	$309	$706	$2,051

2025
Premiums	$5,700	$1,042	$4,393	$11,135
Net investment income	727	116	190	1,033
Fee income	114	—	13	127
Other revenues	111	8	29	148
Total segment revenues (1)	6,652	1,166	4,625	12,443
Claims and claim adjustment expenses	3,667	451	2,476	6,594
Amortization of deferred acquisition costs	973	197	679	1,849
General and administrative expenses	894	207	458	1,559
Income tax expense	211	61	205	477
Segment income (1)	$907	$250	$807	$1,964
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Premiums	$16,906	$3,177	$12,378	$32,461
Net investment income	2,236	353	587	3,176
Fee income	346	—	24	370
Other revenues	311	17	79	407
Total segment revenues (1)	19,799	3,547	13,068	36,414
Claims and claim adjustment expenses	10,362	1,324	7,105	18,791
Amortization of deferred acquisition costs	2,884	613	1,911	5,408
General and administrative expenses	2,743	655	1,251	4,649
Income tax expense	737	158	564	1,459
Segment income (1)	$3,073	$797	$2,237	$6,107

2025
Premiums	$16,710	$3,058	$12,998	$32,766
Net investment income	2,045	325	535	2,905
Fee income	333	—	37	370
Other revenues	288	19	76	383
Total segment revenues (1)	19,376	3,402	13,646	36,424
Claims and claim adjustment expenses	10,956	1,303	9,130	21,389
Amortization of deferred acquisition costs	2,834	579	2,016	5,429
General and administrative expenses	2,616	626	1,298	4,540
Income tax expense	567	180	235	982
Segment income (1)	$2,403	$714	$967	$4,084
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Net favorable prior year reserve development	$41	$95	$98	$234
Catastrophe losses	$157	$1	$380	$538
2025
Net favorable (unfavorable) prior year reserve development	$(125)	$43	$104	$22
Catastrophe losses	$139	$—	$263	$402

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2026
Net favorable prior year reserve development	$522	$235	$468	$1,225
Catastrophe losses	$774	$13	$1,030	$1,817
2025
Net favorable prior year reserve development	$28	$191	$496	$715
Catastrophe losses	$1,016	$24	$2,555	$3,595
The following tables present the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs, which is disclosed separately in the table above with segment income by reportable business segment).

(for the three months ended September 30, in millions)	2026	2025
Business Insurance	$103	$99
Bond & Specialty Insurance	24	21
Personal Insurance	45	44
Total	$172	$164

(for the nine months ended September 30, in millions)	2026	2025
Business Insurance	$318	$312
Bond & Specialty Insurance	75	62
Personal Insurance	138	139
Total	$531	$513

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$871	$842	$2,548	$2,506
Commercial automobile	1,092	1,011	3,169	2,921
Commercial property	909	942	2,726	2,839
General liability	978	907	2,754	2,630
Commercial multi-peril	1,519	1,474	4,480	4,309
Other	22	20	56	56
Total Domestic	5,391	5,196	15,733	15,261
International	471	504	1,173	1,449
Total Business Insurance	5,862	5,700	16,906	16,710
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	435	378	1,226	1,103
General liability	473	463	1,391	1,374
Other	61	61	180	178
Total Domestic	969	902	2,797	2,655
International	134	140	380	403
Total Bond & Specialty Insurance	1,103	1,042	3,177	3,058
Personal Insurance:
Domestic:
Automobile	1,874	1,987	5,663	5,931
Homeowners and Other	2,264	2,239	6,715	6,563
Total Domestic	4,138	4,226	12,378	12,494
International	—	167	—	504
Total Personal Insurance	4,138	4,393	12,378	12,998
Total earned premiums	11,103	11,135	32,461	32,766
Net investment income	1,098	1,033	3,176	2,905
Fee income	123	127	370	370
Other revenues	122	148	407	383
Total segment revenues	12,446	12,443	36,414	36,424
Net realized investment gains (losses)	(34)	27	75	(28)
Total revenues	$12,412	$12,470	$36,489	$36,396
Income reconciliation, net of tax
Total segment income	$2,051	$1,964	$6,107	$4,084
Interest Expense and Other (1)	(104)	(97)	(304)	(270)
Core income	1,947	1,867	5,803	3,814
Net realized investment gains (losses)	(30)	21	33	(22)
Net income	$1,917	$1,888	$5,836	$3,792
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $93 million and $88 million for the three months ended September 30, 2026 and 2025, respectively, and $274 million and $244 million for the nine months ended September 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2026	December 31, 2025
Asset reconciliation
Business Insurance	$105,291	$106,084
Bond & Specialty Insurance	14,523	13,676
Personal Insurance	21,092	22,787
Total assets by reportable segment	140,906	142,547
Other assets (1)	1,183	1,161
Total consolidated assets	$142,089	$143,708
 _________________________________________________________
(1)The primary components of other assets as of both September 30, 2026 and December 31, 2025 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of September 30, 2026, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,267	$—	$—	$245	$3,022
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	23,649	—	1	3,084	20,566
Revenue	10,306	—	2	1,302	9,006
State general obligation	816	—	1	89	728
Pre-refunded	247	—	—	6	241
Total obligations of U.S. states, municipalities and political subdivisions	35,018	—	4	4,481	30,541
Debt securities issued by foreign governments	420	—	—	12	408
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	—	8	733	12,507
Corporate and all other bonds	45,486	2	17	2,607	42,894
Total	$97,423	$2	$29	$8,078	$89,372

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,927	$—	$11	$81	$3,857
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	21,724	—	161	1,096	20,789
Revenue	9,810	—	58	543	9,325
State general obligation	871	—	6	29	848
Pre-refunded	414	—	4	2	416
Total obligations of U.S. states, municipalities and political subdivisions	32,819	—	229	1,670	31,378
Debt securities issued by foreign governments	313	—	2	3	312
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,094	—	268	130	13,232
Corporate and all other bonds	41,564	3	458	965	41,054
Total (1)	$91,717	$3	$968	$2,849	$89,833
_______________________________________________
(1)Excludes fixed maturities classified as held for sale of $3,221 million of amortized cost and $3,243 million of fair value as of December 31, 2025.
Pre-refunded bonds of $241 million and $416 million as of September 30, 2026 and December 31, 2025, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $917 million and $779 million during the nine months ended September 30, 2026 and 2025, respectively. Gross gains of $1 million were realized on those sales during both the nine months ended September 30, 2026 and 2025. Gross losses of $45 million and $29 million were realized on those sales during the nine months ended September 30, 2026 and 2025, respectively. Included in net realized investment gains (losses) for the nine months ended September 30, 2026 and 2025 were $15 million and $20 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of September 30, 2026, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$383	$233	$9	$607
Non-redeemable preferred stock	31	2	—	33
Total	$414	$235	$9	$640

(as of December 31, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$419	$177	$12	$584
Non-redeemable preferred stock	38	1	5	34
Total (1)	$457	$178	$17	$618
_______________________________________________
(1)Excludes equity securities classified as held for sale of $69 million of cost and $104 million of fair value as of December 31, 2025.
For the nine months ended September 30, 2026 and 2025, the Company recognized $60 million and $41 million of net gains on equity securities still held as of September 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of September 30, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of September 30, 2026, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,835	$154	$1,030	$91	$2,865	$245
Obligations of U.S. states, municipalities and political subdivisions	18,275	1,675	11,615	2,806	29,890	4,481
Debt securities issued by foreign governments	313	10	48	2	361	12
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	11,013	528	1,164	205	12,177	733
Corporate and all other bonds	26,757	1,294	13,903	1,313	40,660	2,607
Total	$58,193	$3,661	$27,760	$4,417	$85,953	$8,078

	Less than 12 months		12 months or longer		Total
(as of December 31, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$611	$5	$1,684	$76	$2,295	$81
Obligations of U.S. states, municipalities and political subdivisions	2,234	28	16,428	1,642	18,662	1,670
Debt securities issued by foreign governments	34	—	75	3	109	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	437	2	1,835	128	2,272	130
Corporate and all other bonds	2,351	13	17,428	952	19,779	965
Total	$5,667	$48	$37,450	$2,801	$43,117	$2,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of September 30, 2026 and December 31, 2025, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost.

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of September 30, 2026, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	933	5	302	476	1,716
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	74	—	—	—	74
Corporate and all other bonds	7	2	—	—	9
Total	$1,014	$7	$302	$476	$1,799

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	18	—	10	550	578
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	—	4	—	5
Total	$19	$—	$14	$550	$583
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

Fixed Maturities
Corporate and All Other Bonds
As of and For the Three Months Ended
(in millions)	September 30, 2026	September 30, 2025

Balance, beginning of period	$2	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$2	$4

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	2
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	(1)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$2	$4
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $0 million for both the three months ended September 30, 2026 and 2025, and $11 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively. Credit losses related to the fixed maturity portfolio for both the three and nine months ended September 30, 2026 and 2025 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both September 30, 2026 and December 31, 2025.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $31 million and $32 million for these investments as of September 30, 2026 and December 31, 2025, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of September 30, 2026, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,022	$3,022	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	30,541	—	30,541	—
Debt securities issued by foreign governments	408	—	408	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,507	—	12,507	—
Corporate and all other bonds	42,894	—	42,815	79
Total fixed maturities	89,372	3,022	86,271	79
Equity securities
Common stock	607	598	—	9
Non-redeemable preferred stock	33	8	3	22
Total equity securities	640	606	3	31
Other investments	9	9	—	—
Total	$90,021	$3,637	$86,274	$110

(as of December 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,857	$3,857	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,378	—	31,378	—
Debt securities issued by foreign governments	312	—	312	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	—	13,232	—
Corporate and all other bonds	41,054	25	40,698	331
Total fixed maturities	89,833	3,882	85,620	331
Equity securities
Common stock	584	576	—	8
Non-redeemable preferred stock	34	7	3	24
Total equity securities	618	583	3	32
Other investments	9	9	—	—
Assets held for sale	3,347	104	3,243	—
Total	$93,807	$4,578	$88,866	$363
There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2026.

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

(as of September 30, 2026, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,561	$5,561	$830	$4,680	$51
Financial liabilities
Debt	$9,713	$8,211	$—	$8,211	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,716	$5,716	$1,398	$4,267	$51
Financial liabilities
Debt	$9,167	$8,538	$—	$8,538	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2026 or the year ended December 31, 2025.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, as of September 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	As of and For the Three Months Ended September 30, 2026		As of and For the Three Months Ended September 30, 2025
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$12,382	$61	$12,042	$61

Current period change for expected credit losses		24		13
Write-offs of uncollectible premiums receivable		16		16
Balance, end of period	$12,142	$69	$11,621	$58

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	As of and For the Nine Months Ended September 30, 2026		As of and For the Nine Months Ended September 30, 2025
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,992	$58	$11,110	$58

Current period change for expected credit losses		60		48
Write-offs of uncollectible premiums receivable		49		48
Balance, end of period	$12,142	$69	$11,621	$58
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of September 30, 2026 and 2025, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2026 and 2025.

	As of and For the Three Months Ended September 30, 2026		As of and For the Three Months Ended September 30, 2025
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,009	$142	$8,059	$127

Current period change for estimated uncollectible reinsurance		—		14
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,078	$142	$8,298	$141

	As of and For the Nine Months Ended September 30, 2026		As of and For the Nine Months Ended September 30, 2025
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$7,886	$129	$8,000	$119

Current period change for estimated uncollectible reinsurance		13		22
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,078	$142	$8,298	$141

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables as of September 30, 2026, $6.21 billion, or 91%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance. The Company utilizes updated A.M. Best Company credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 95% were rated A- or better. The remaining 9% of reinsurance recoverables comprised the following: 5% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 3% were balances from other companies not rated by A.M. Best Company. Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, as of September 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	As of and For the Three Months Ended September 30, 2026		As of and For the Three Months Ended September 30, 2025
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,076	$13	$3,095	$17

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,041	$13	$3,098	$17

	As of and For the Nine Months Ended September 30, 2026		As of and For the Nine Months Ended September 30, 2025
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,010	$16	$3,171	$18

Current period change for expected credit losses		(3)		(1)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,041	$13	$3,098	$17

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

(in millions)	September 30, 2026	December 31, 2025
Business Insurance	$2,551	$2,601
Bond & Specialty Insurance	837	838
Personal Insurance	646	809
Other	26	26
Less amounts classified as held for sale	—	208
Total	$4,060	$4,066
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of September 30, 2026, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$190	$104	$86
Contract-based	201	196	5
Marketing-related	18	8	10
Total subject to amortization	409	308	101
Not subject to amortization	225	—	225
Total	$634	$308	$326

(as of December 31, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$186	$93	$93
Contract-based	204	198	6
Marketing-related	18	6	12
Total subject to amortization	408	297	111
Not subject to amortization	226	—	226
Less amounts classified as held for sale	5	4	1
Total	$629	$293	$336

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2026	December 31, 2025
Property-casualty	$68,127	$67,643
Accident and health	3	3
Less amounts classified as held for sale	—	1,909
Total	$68,130	$65,737
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

	Nine Months Ended September 30,
(in millions)	2026	2025
Claims and claim adjustment expense reserves at beginning of year	$67,643	$64,088
Less reinsurance recoverables on unpaid losses	7,797	7,669
Net reserves at beginning of year	59,846	56,419
Estimated claims and claim adjustment expenses for claims arising in the current year	19,861	21,959
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(1,148)	(648)
Total increases	18,713	21,311
Claims and claim adjustment expense payments for claims arising in:
Current year	6,254	7,597
Prior years	10,299	10,623
Total payments	16,553	18,220
Net reserves disposed of related to the divestiture of the Canadian business	(1,627)	—
Unrealized foreign exchange (gain) loss	(39)	204
Net reserves at end of period	60,340	59,714
Plus reinsurance recoverables on unpaid losses	7,787	7,987
Claims and claim adjustment expense reserves at end of period	$68,127	$67,701
Gross claims and claim adjustment expense reserves as of September 30, 2026 increased by $2.39 billion over December 31, 2025, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first nine months of 2026 and (iv) net favorable prior year reserve development.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the nine months ended September 30, 2026 and 2025, estimated claims and claim adjustment expenses incurred included $1.15 billion and $648 million, respectively, of net favorable development for claims arising in prior years, including $1.23 billion and $715 million, respectively, of net favorable prior year reserve development, and $32 million of accretion of discount in each period.
Business Insurance. Net favorable prior year reserve development in the third quarter of 2026 totaled $41 million, primarily driven by better than expected loss experience in all major product lines, primarily for recent accident years, partially offset by an addition to asbestos reserves of $295 million. Net unfavorable prior year reserve development in the third quarter of 2025 totaled $125 million, primarily driven by an addition to asbestos reserves of $277 million, partially offset by better than expected loss experience in the workers’ compensation product line for multiple accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Net favorable prior year reserve development in the first nine months of 2026 totaled $522 million, primarily driven by better than expected loss experience in all major product lines, primarily for recent accident years, partially offset by an addition to reserves related to run-off operations, including an addition to asbestos reserves of $295 million. Net favorable prior year reserve development in the first nine months of 2025 totaled $28 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations, including an addition to asbestos reserves of $277 million.
Bond & Specialty Insurance. Net favorable prior year reserve development in the third quarter and first nine months of 2026 totaled $95 million and $235 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years and in the general liability product line for management liability coverages for multiple accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2025 totaled $43 million and $191 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years.
Personal Insurance. Net favorable prior year reserve development in the third quarter of 2026 totaled $98 million, primarily driven by better than expected loss experience in both the homeowners and other and automobile product lines for recent accident years. Net favorable prior year reserve development in the third quarter of 2025 totaled $104 million, primarily driven by better than expected loss experience in the automobile product line for recent accident years. Net favorable prior year reserve development in the first nine months of 2026 and 2025 totaled $468 million and $496 million, respectively, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2026.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 30, 2026	$(2,145)	$185	$(157)	$(551)	$(2,668)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(4,405)	—	1	(2)	(4,406)
Amounts reclassified from AOCI, net of tax	13	—	(2)	—	11
Net OCI, current period	(4,392)	—	(1)	(2)	(4,395)
Balance, September 30, 2026	$(6,537)	$185	$(158)	$(553)	$(7,063)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(1,664)	$186	$(150)	$(872)	$(2,500)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(4,913)	(1)	1	(37)	(4,950)
Amounts reclassified from AOCI, net of tax	40	—	(9)	356	387
Net OCI, current period	(4,873)	(1)	(8)	319	(4,563)
Balance, September 30, 2026	$(6,537)	$185	$(158)	$(553)	$(7,063)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(5,571)	$1,347	$(6,186)	$2,124
Income tax expense (benefit)	(1,179)	286	(1,313)	455
Net of taxes	(4,392)	1,061	(4,873)	1,669
Having credit losses recognized in the consolidated statement of income	—	—	(1)	1
Income tax expense (benefit)	—	—	—	—
Net of taxes	—	—	(1)	1
Net changes in benefit plan assets and obligations	(1)	—	(11)	—
Income tax expense (benefit)	—	—	(3)	—
Net of taxes	(1)	—	(8)	—
Net changes in unrealized foreign currency translation	(2)	(72)	316	217
Income tax expense (benefit)	—	(2)	(3)	14
Net of taxes	(2)	(70)	319	203
Total other comprehensive income (loss)	(5,574)	1,275	(5,882)	2,342
Total income tax expense (benefit)	(1,179)	284	(1,319)	469
Total other comprehensive income (loss), net of taxes	$(4,395)	$991	$(4,563)	$1,873

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1) (2)	$16	$2	$54	$50
Income tax benefit (3)	3	—	14	10
Net of taxes	13	2	40	40
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (3)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (4)	—	—	(2)	—
General and administrative expenses (benefit) (4)	(2)	—	(4)	—
Other (2)	—	—	(4)	—
Total	(2)	—	(10)	—
Income tax expense (3)	—	—	(1)	—
Net of taxes	(2)	—	(9)	—
Reclassification adjustment related to foreign currency translation (1) (2)	—	—	356	—
Income tax benefit (3)	—	—	—	—
Net of taxes	—	—	356	—
Total reclassifications	14	2	400	50
Total income tax benefit	3	—	13	10
Total reclassifications, net of taxes	$11	$2	$387	$40
_______________________________________________
(1)(Increases) decreases in net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases in net realized investment gains (losses) on the consolidated statement of income related to accumulated other comprehensive income (loss), net of taxes, includes the following related to the Canadian operations which the Company divested in the first quarter of 2026: a $(16) million reclassification adjustment related to unrealized gains (losses) on investment securities, a $(4) million reclassification adjustment related to benefit plan assets and obligations and a $356 million reclassification adjustment related to foreign currency translation.
(3)(Increases) decreases in income tax expense on the consolidated statement of income.
(4)Increases (decreases) in respective expenses on the consolidated statement of income.

9.     DEBT
Debt Issuance. On July 24, 2026, the Company issued $750 million aggregate principal amount of 4.95% senior notes that will mature on July 24, 2031. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $744 million. Interest on the senior notes is payable semi-annually in arrears on January 24 and July 24. Prior to June 24, 2031, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding June 24, 2031 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the senior notes), plus 10 basis points. On or after June 24, 2031, the senior notes

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Credit Agreement. On May 15, 2026, the Company entered into a five-year $1.2 billion revolving credit agreement with a syndicate of financial institutions, replacing its existing five-year $1.0 billion revolving credit agreement, which was terminated on May 15, 2026. Pursuant to the credit agreement covenants, the Company must maintain an excess of consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), over goodwill and other intangible assets. The minimum consolidated net worth requirement is fixed during the term of the credit agreement at an amount equal to $17.8 billion (57.5% of the Company’s net worth as defined above as of March 31, 2026). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change of control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors. As of September 30, 2026, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 75 basis points to SOFR plus 137.5 basis points, depending on the Company’s credit ratings. As of September 30, 2026, the cost of borrowing would have been SOFR plus 100 basis points, had there been any amounts outstanding under the credit agreement.

Debt Repayment. On April 15, 2026, the Company’s $200 million, 7.75% senior notes matured and were fully paid.

10.     COMMON SHARE REPURCHASES
During the three and nine months ended September 30, 2026, the Company repurchased 4.0 million and 14.3 million common shares, respectively, under its share repurchase authorizations for total cost of $1.50 billion and $4.60 billion, respectively. The average cost per share repurchased during the three and nine months ended September 30, 2026 was $376.01 and $322.60, respectively. In addition, the Company acquired 22,146 and 0.6 million shares for a total cost of $8 million and $204 million during the three and nine months ended September 30, 2026, respectively, that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of September 30, 2026, the Company had $2.42 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
11.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic and Diluted
Net income, as reported	$1,917	$1,888	$5,836	$3,792
Participating share-based awards — allocated income	(13)	(13)	(41)	(27)
Net income available to common shareholders — basic and diluted	$1,904	$1,875	$5,795	$3,765
Common Shares
Basic
Weighted average shares outstanding	206.9	224.1	210.9	225.6
Diluted
Weighted average shares outstanding	206.9	224.1	210.9	225.6
Weighted average effects of dilutive securities — stock options and performance shares	3.7	3.4	3.3	3.3
Total	210.6	227.5	214.2	228.9
Net Income per Common Share
Basic	$9.20	$8.37	$27.48	$16.69
Diluted	$9.04	$8.24	$27.05	$16.45

12.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of September 30, 2026.

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	4,910,726	$177.84	5.3 years	$877
Exercisable at end of period	3,665,554	$154.71	4.3 years	$740
_______________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $62 million and $59 million for the three months ended September 30, 2026 and 2025, respectively, and $210 million and $199 million for the nine months ended September 30, 2026 and 2025, respectively. The related tax benefits recognized in the consolidated statement of income were $10 million and $11 million for the three months ended September 30, 2026 and 2025, respectively, and $34 million and $33 million for the nine months ended September 30, 2026 and 2025, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of September 30, 2026 was $314 million, which is expected to be recognized over a weighted-average period of 1.8 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2026	2025	2026	2025
Net Periodic Benefit Cost (Benefit):
Service cost	$30	$28	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	42	44	1	1
Expected return on plan assets	(74)	(71)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial (gain) loss	1	4	(3)	(3)
Total non-service cost (benefit)	(31)	(23)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$5	$(2)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2026	2025	2026	2025
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	19	17	—	—
Total service cost	30	28	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(12)	(9)	(1)	(1)
General and administrative expenses	(19)	(14)	(1)	(1)
Total non-service cost (benefit)	(31)	(23)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$5	$(2)	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2026	2025	2026	2025
Net Periodic Benefit Cost (Benefit):
Service cost	$90	$85	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	127	132	2	2
Expected return on plan assets	(223)	(211)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	3	11	(8)	(9)
Total non-service cost (benefit)	(93)	(68)	(7)	(8)
Net periodic benefit cost (benefit)	$(3)	$17	$(7)	$(8)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2026 and 2025.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2026	2025	2026	2025
Service Cost:
Claims and claim adjustment expenses	$34	$33	$—	$—
General and administrative expenses	56	52	—	—
Total service cost	90	85	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(35)	(26)	(3)	(3)
General and administrative expenses	(58)	(42)	(4)	(5)
Total non-service cost (benefit)	(93)	(68)	(7)	(8)
Net periodic benefit cost (benefit)	$(3)	$17	$(7)	$(8)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Lease cost
Operating leases	$15	$16	$44	$48
Short-term leases (1)	1	1	3	2
Lease expense	16	17	47	50
Less: sublease income (2)	—	—	—	—
Net lease cost	$16	$17	$47	$50

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$19	$54	$55
Right-of-use assets obtained in exchange for new lease liabilities	$21	$9	$32	$25
Weighted average discount rate	4.27%	4.00%	4.27%	4.00%
Weighted average remaining lease term	5.4 years	5.4 years	5.4 years	5.4 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Unfunded Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other parties. These commitments totaled $1.70 billion and $1.41 billion as of September 30, 2026 and December 31, 2025, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million as of September 30, 2026.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of September 30, 2026, all of which is indemnified by a third party. For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

16.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the nine months ended September 30, 2026 and 2025 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $45 million and $43 million, respectively, from the net share settlement of employee stock options. There were no other material noncash investing or financing activities during the nine months ended September 30, 2026 and 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2026 Third Quarter Consolidated Results of Operations
•Net income of $1.92 billion, or $9.20 per share basic and $9.04 per share diluted
•Net earned premiums of $11.10 billion
•Catastrophe losses of $538 million ($424 million after-tax)
•Net favorable prior year reserve development of $234 million ($185 million after-tax)
•Combined ratio of 86.8%
•Net investment income of $1.10 billion ($908 million after-tax)
•Net realized investment losses of $34 million ($30 million after-tax)
•Operating cash flows of $3.88 billion
2026 Third Quarter Consolidated Financial Condition
•Total investments of $100.59 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $142.09 billion
•Total debt of $9.81 billion, resulting in a debt-to-total capital ratio of 25.3% (21.7% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $1.77 billion, comprising $1.51 billion of share repurchases and $261 million of dividends
•Shareholders’ equity of $29.00 billion
•Net unrealized investment losses of $8.05 billion ($6.35 billion after-tax)
•Book value per common share of $141.48
•Holding company liquidity of $3.17 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2026	2025	2026	2025
Revenues
Premiums	$11,103	$11,135	$32,461	$32,766
Net investment income	1,098	1,033	3,176	2,905
Fee income	123	127	370	370
Net realized investment gains (losses)	(34)	27	75	(28)
Other revenues	122	148	407	383
Total revenues	12,412	12,470	36,489	36,396
Claims and expenses
Claims and claim adjustment expenses	6,487	6,594	18,791	21,389
Amortization of deferred acquisition costs	1,856	1,849	5,408	5,429
General and administrative expenses	1,582	1,572	4,688	4,576
Interest expense	118	111	347	309
Total claims and expenses	10,043	10,126	29,234	31,703
Income before income taxes	2,369	2,344	7,255	4,693
Income tax expense	452	456	1,419	901
Net income	$1,917	$1,888	$5,836	$3,792
Net income per share
Basic	$9.20	$8.37	$27.48	$16.69
Diluted	$9.04	$8.24	$27.05	$16.45
Combined ratio
Loss and loss adjustment expense ratio	57.9%	58.7%	57.3%	64.7%
Underwriting expense ratio	28.9	28.6	29.0	28.5
Combined ratio	86.8%	87.3%	86.3%	93.2%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis. Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $9.04 in the third quarter of 2026 increased by 10% over diluted net income per share of $8.24 in the same period of 2025. Net income of $1.92 billion in the third quarter of 2026 increased by 2% over net income of $1.89 billion in the same period of 2025. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the third quarter of 2026 primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) higher catastrophe losses and (iv) net realized investment losses compared to net realized gains in the same period of 2025. Catastrophe losses in the third quarters of 2026 and 2025 were $538 million and $402 million, respectively. Net favorable prior year reserve development in the third quarters of 2026 and 2025 was $234 million and $22 million, respectively. Income tax expense in the third quarter of 2026 was lower than in the same period of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $27.05 in the first nine months of 2026 increased by 64% over diluted net income per share of $16.45 in the same period of 2025. Net income of $5.84 billion in the first nine months of 2026 increased by 54% over net income of $3.79 billion in the same period of 2025. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development, (iii) higher net investment income and (iv) net realized investment gains compared to net realized investment losses in the same period of 2025. Catastrophe losses in the first nine months of 2026 and 2025 were $1.82 billion and $3.60 billion, respectively. Net favorable prior year reserve development in the first nine months of 2026 and 2025 was $1.23 billion and $715 million, respectively. Income tax expense in the first nine months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in the United Kingdom, the Republic of Ireland, Canada and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2026 and 2025, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2026 were $11.10 billion, $32 million lower than in the same period of 2025. Earned premiums in the third quarter of 2025 included $259 million related to the Canadian operations which the Company divested in the first quarter of 2026. Earned premiums in the first nine months of 2026 were $32.46 billion, $305 million or 1% lower than in the same period of 2025. Earned premiums in the first nine months of 2025 included $783 million related to the Canadian operations which the Company divested in the first quarter of 2026. In Business Insurance, earned premiums in the third quarter and first nine months of 2026 increased by 3% and 1%, respectively, over the same periods of 2025. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2026 increased by 6% and 4%, respectively, over the same periods of 2025. In Personal Insurance, earned premiums in the third quarter and first nine months of 2026 decreased by 6% and 5%, respectively, from the same periods of 2025. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Average investments (1)	$108,727	$105,655	$107,566	$103,086
Pre-tax net investment income	1,098	1,033	3,176	2,905
After-tax net investment income	908	850	2,624	2,387
Average pre-tax yield (2)	4.0%	3.9%	3.9%	3.8%
Average after-tax yield (2)	3.3%	3.2%	3.3%	3.1%
_______________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the third quarter of 2026 was $1.10 billion, $65 million or 6% higher than in the same period of 2025. Net investment income in the first nine months of 2026 was $3.18 billion, $271 million or 9% higher than in the same period of 2025. Net investment income from fixed maturity investments in the third quarter and first nine months of 2026 was $955 million and $2.78 billion, respectively, $81 million and $265 million higher, respectively, than in the same periods of 2025. The increases in both periods of 2026 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter of 2026 was $59 million, $14 million lower than in the same period of 2025, driven by lower short-term average yields. Net investment income from short-term securities in the first nine months of 2026 was $187 million, $2 million higher than in the same period of 2025, driven by a higher average level of short-term securities, partially offset by lower short-term average yields. The Company’s remaining

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

investment portfolios had net investment income of $97 million in the third quarter of 2026, $4 million lower, than in the same period of 2025. The Company’s remaining investment portfolios had net investment income of $244 million in the first nine months of 2026, comparable with the same period of 2025. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the third quarter of 2026 was $123 million, $4 million lower than in the same period of 2025. Fee income in the first nine months of 2026 was $370 million, comparable with the same period of 2025. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Impairment gains (losses):
Fixed maturities	$—	$—	$(11)	$(2)
Net realized investment gains (losses) on equity securities still held	(16)	40	60	41
Other net realized investment gains (losses), including from sales	(18)	(13)	26	(67)
Total	$(34)	$27	$75	$(28)
Net realized investment losses on equity securities still held of $16 million in the third quarter of 2026 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $60 million in the first nine months of 2026 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $40 million and $41 million, respectively, in the third quarter and first nine months of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other net realized investment gains in the first nine months of 2026 were driven by net realized investment gains related to the Canadian operations which the Company divested in the first quarter of 2026, partially offset by net realized investment losses related to fixed maturity investments.
Other Revenues
Other revenues in the third quarter of 2026 were $122 million, $26 million lower than in the same period of 2025. Other revenues in the first nine months of 2026 were $407 million, $24 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2026 were $6.49 billion, $107 million or 2% lower than in the same period of 2025, driven by all three segments. Claims and claim adjustment expenses in the third quarter of 2025 included $149 million related to the Canadian operations which the Company divested in the first quarter of 2026. Catastrophe losses in the third quarters of both 2026 and 2025 primarily resulted from severe wind and hail storms in multiple states.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first nine months of 2026 were $18.79 billion, $2.60 billion or 12% lower than in the same period of 2025, driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Claims and claim adjustment expenses in the first nine months of 2025 included $511 million related to the Canadian operations which the Company divested in the first quarter of 2026. Catastrophe losses in the first nine months of 2026 included the third quarter events described above, as well as severe wind and hail storms and winter storms in multiple states in the first six months of 2026. Catastrophe losses in the first nine months of 2025 included the third quarter events described above, as well as the January 2025 California wildfires and severe wind and hail storms in multiple states in the first six months of 2025. Factors contributing to the changes in claims and claim adjustment expenses in each segment are discussed in more detail in the segment discussions that follow.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2026 and 2025, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2026 and 2025 for significant catastrophes that occurred in 2025 and 2024, and the estimate of ultimate losses for those catastrophes at September 30, 2026 and December 31, 2025. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2026 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2025 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2026	2025	2026	2025	September 30, 2026	December 31, 2025
2024
PCS Serial Number:
26 — Severe wind and hail storms	(4)	(8)	(10)	(13)	241	251
39 — Severe wind and hail storms	2	(2)	(4)	(10)	239	243
42 — Severe wind and hail storms	12	(5)	13	(15)	162	149
44 — Severe wind and hail storms	—	1	—	1	170	170
45 — Severe wind and hail storms	(2)	6	(3)	15	171	174
46 — Severe wind and hail storms	(4)	1	—	10	191	191
61 — Severe wind and hail storms	(4)	1	(6)	(9)	121	127
77 — Hurricane Helene	(4)	2	(15)	(46)	650	665
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	2	(2)	(87)	1,332	1,257	1,344
12 — California wildfire – Eaton fire	(5)	—	(48)	391	329	377
24 — Severe wind and hail storms	(19)	—	(23)	338	314	337
29 — Severe wind and hail storms	(3)	(7)	(7)	135	130	137
37 — Severe wind and hail storms	(4)	3	(6)	225	221	227
39 — Severe wind and hail storms	(2)	8	(9)	101	92	101
43 — Severe wind and hail storms	(1)	29	(10)	104	87	97
45 — Severe wind and hail storms	(12)	(17)	(23)	110	84	107
2026
PCS Serial Number:
13 — Severe winter storm	(11)	n/a	177	n/a	177	n/a
24 — Severe wind and hail storms	(8)	n/a	239	n/a	239	n/a
33 — Severe wind and hail storms	(6)	n/a	136	n/a	136	n/a
36 — Severe wind and hail storms	(2)	n/a	223	n/a	223	n/a
52 — Severe wind and hail storms (1)	154	n/a	154	n/a	154	n/a
58 — Severe wind and hail storms	112	n/a	112	n/a	112	n/a
63 — Severe wind and hail storms	130	n/a	130	n/a	130	n/a
_______________________________________________
n/a: not applicable.
(1) PCS event 52, which was $5 million as of June 30, 2026, exceeded the Company’s threshold for a significant catastrophe ($100 million) as of September 30, 2026.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2026 was $1.86 billion, $7 million higher than in the same period of 2025. Amortization of deferred acquisition costs in the first nine months of 2026 was $5.41 billion, $21 million lower than in the same period of 2025. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2026 were $1.58 billion, $10 million or 1% higher than in the same period of 2025. General and administrative expenses in the first nine months of 2026 were $4.69 billion, $112 million or 2% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected normal quarter-to-quarter variability. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the third quarter and first nine months of 2026 was $118 million and $347 million, respectively, compared with $111 million and $309 million, respectively, in the same periods of 2025.
Income Tax Expense
Income tax expense in the third quarter of 2026 was $452 million, $4 million or 1% lower than in the same period of 2025. Income tax expense in the first nine months of 2026 was $1.42 billion, $518 million or 57% higher than in the same period of 2025, primarily reflecting the impact of the $2.56 billion increase in income before income taxes in the first nine months of 2026.
The Company’s effective tax rate was 19% in the third quarters of both 2026 and 2025. The Company’s effective tax rate was 20% and 19% in the first nine months of 2026 and 2025, respectively. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 86.8% in the third quarter of 2026 was 0.5 points lower than the combined ratio of 87.3% in the same period of 2025. The loss and loss adjustment expense ratio of 57.9% in the third quarter of 2026 was 0.8 points lower than the loss and loss adjustment expense ratio of 58.7% in the same period of 2025. The underwriting expense ratio of 28.9% in the third quarter of 2026 was 0.3 points higher than the underwriting expense ratio of 28.6% in the same period of 2025.
Catastrophe losses in the third quarters of 2026 and 2025 accounted for 4.8 points and 3.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2026 and 2025 provided 2.1 points and 0.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2026 was 0.2 points higher than the 2025 ratio on the same basis.
The combined ratio of 86.3% in the first nine months of 2026 was 6.9 points lower than the combined ratio of 93.2% in the same period of 2025. The loss and loss adjustment expense ratio of 57.3% for the first nine months of 2026 was 7.4 points lower than the loss and loss adjustment expense ratio of 64.7% in the same period of 2025. The underwriting expense ratio of 29.0% for the first nine months of 2026 was 0.5 points higher than the underwriting expense ratio of 28.5% in the same period of 2025.
Catastrophe losses in the first nine months of 2026 and 2025 accounted for 5.6 points and 11.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2026 and 2025 provided 3.8 points and 2.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2026 was 0.1 points higher than the 2025 ratio on the same basis.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Business Insurance	$6,297	$6,285	$19,634	$19,410
Bond & Specialty Insurance	1,317	1,160	3,861	3,455
Personal Insurance	4,445	4,848	12,534	13,569
Total	$12,059	$12,293	$36,029	$36,434

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Business Insurance	$5,868	$5,675	$17,638	$17,165
Bond & Specialty Insurance	1,209	1,080	3,512	3,164
Personal Insurance	4,403	4,718	12,197	13,202
Total	$11,480	$11,473	$33,347	$33,531
Gross written premiums in the third quarter of 2026 decreased by 2% from the same period of 2025. Net written premiums in the third quarter of 2026 increased slightly over the same period of 2025. Gross and net written premiums in the third quarter of 2025 included $269 million and $240 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross written premiums were comparable with the same period of 2025 and net written premiums increased by 2% over the same period of 2025.
Gross and net written premiums in the first nine months of 2026 both decreased by 1% from the same period of 2025. Gross and net written premiums in the first nine months of 2025 included $790 million and $736 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 1% and 2%, respectively, over the same period of 2025.
Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.
RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$5,862	$5,700	$16,906	$16,710
Net investment income	766	727	2,236	2,045
Fee income	118	114	346	333
Other revenues	94	111	311	288
Total revenues	6,840	6,652	19,799	19,376
Total claims and expenses	5,563	5,534	15,989	16,406
Segment income before income taxes	1,277	1,118	3,810	2,970
Income tax expense	241	211	737	567
Segment income	$1,036	$907	$3,073	$2,403

Loss and loss adjustment expense ratio	61.2%	63.3%	60.3%	64.6%
Underwriting expense ratio	29.7	29.6	30.2	29.6
Combined ratio	90.9%	92.9%	90.5%	94.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the third quarter of 2026 was $1.04 billion, $129 million or 14% higher than segment income of $907 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) net favorable prior year reserve development of $41 million compared to net unfavorable prior year reserve development of $125 million in the same period of 2025 and (ii) higher net investment income, partially offset by (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (iv) higher catastrophe losses. Catastrophe losses in the third quarters of 2026 and 2025 were $157 million and $139 million, respectively. Income tax expense in the third quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2026 was $3.07 billion, $670 million or 28% higher than segment income of $2.40 billion in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses and (iii) higher net investment income, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the first nine months of 2026 and 2025 was $522 million and $28 million, respectively. Catastrophe losses in the first nine months of 2026 and 2025 were $774 million and $1.02 billion, respectively. The lower underlying underwriting margins primarily reflected the impact of higher general and administrative expenses. Income tax expense in the first nine months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2026 were $5.86 billion, $162 million or 3% higher than in the same period of 2025. Earned premiums in the first nine months of 2026 were $16.91 billion, $196 million or 1% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in the third quarter and first nine months of 2025 included $77 million and $236 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026.
Net Investment Income
Net investment income in the third quarter of 2026 was $766 million, $39 million or 5% higher than in the same period of 2025. Net investment income in the first nine months of 2026 was $2.24 billion, $191 million or 9% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in the third quarter of 2026 was $118 million, $4 million or 4% higher than in the same period of 2025. Fee income in the first nine months of 2026 was $346 million, $13 million or 4% higher than in the same period of 2025.
Other Revenues
Other revenues in the third quarter of 2026 were $94 million, $17 million lower than in the same period of 2025. Other revenues in the first nine months of 2026 were $311 million, $23 million higher than in the same period of 2025. Other revenues include revenues from Simply Business, premium installment charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2026 were $3.64 billion, $24 million or 1% lower than in the same period of 2025, primarily reflecting the impacts of net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2025, partially offset by loss cost trends.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first nine months of 2026 were $10.36 billion, $594 million or 5% lower than in the same period of 2025, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses and (iii) the Canadian operations which the Company divested in the first quarter of 2026, partially offset by (iv) loss cost trends.
Factors contributing to net prior year reserve development during the third quarters and first nine months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2026 was $1.00 billion, $28 million or 3% higher than the same period of 2025. Amortization of deferred acquisition costs in the first nine months of 2026 was $2.88 billion, $50 million or 2% higher than the same period of 2025. The increases in both periods of 2026 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2026 were $919 million, $25 million or 3% higher than in the same period of 2025. General and administrative expenses in the first nine months of 2026 were $2.74 billion, $127 million or 5% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected normal quarter-to-quarter variability.
Income Tax Expense
Income tax expense in the third quarter of 2026 was $241 million, $30 million or 14% higher than the same period of 2025, primarily reflecting the impact of the $159 million increase in income before income taxes. Income tax expense in the first nine months of 2026 was $737 million, $170 million or 30% higher than in the same period of 2025, primarily reflecting the impact of the $840 million increase in income before income taxes.
Combined Ratio
The combined ratio of 90.9% in the third quarter of 2026 was 2.0 points lower than the combined ratio of 92.9% in the same period of 2025. The loss and loss adjustment expense ratio of 61.2% in the third quarter of 2026 was 2.1 points lower than the loss and loss adjustment expense ratio of 63.3% in the same period of 2025. The underwriting expense ratio of 29.7% in the third quarter of 2026 was 0.1 points higher than the underwriting expense ratio of 29.6% in the same period of 2025.
Catastrophe losses in the third quarters of 2026 and 2025 accounted for 2.7 points and 2.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarter of 2026 provided 0.7 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2025 accounted for 2.2 points of the combined ratio. The underlying combined ratio in the third quarter of 2026 was 0.6 points higher than the 2025 ratio on the same basis.
The combined ratio of 90.5% in the first nine months of 2026 was 3.7 points lower than the combined ratio of 94.2% in the same period of 2025. The loss and loss adjustment expense ratio of 60.3% in the first nine months of 2026 was 4.3 points lower than the loss and loss adjustment expense ratio of 64.6% in the same period of 2025. The underwriting expense ratio of 30.2% for the first nine months of 2026 was 0.6 points higher than the underwriting expense ratio of 29.6% in the same period of 2025.
Catastrophe losses in the first nine months of 2026 and 2025 accounted for 4.6 points and 6.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2026 and 2025 provided 3.1 points and 0.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2026 was 0.7 points higher than the 2025 ratio on the same basis, primarily reflecting a higher expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Select Accounts	$937	$927	$3,062	$2,980
Middle Market	3,609	3,463	10,997	10,496
National Accounts	369	367	1,359	1,307
National Property and Other	981	1,089	2,742	2,955
Total Domestic	5,896	5,846	18,160	17,738
International	401	439	1,474	1,672
Total Business Insurance	$6,297	$6,285	$19,634	$19,410

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Select Accounts	$932	$920	$2,978	$2,900
Middle Market	3,448	3,232	10,012	9,432
National Accounts	286	273	973	914
National Property and Other	809	841	2,366	2,446
Total Domestic	5,475	5,266	16,329	15,692
International	393	409	1,309	1,473
Total Business Insurance	$5,868	$5,675	$17,638	$17,165
Gross written premiums in the third quarter of 2026 were comparable with the same period of 2025. Net written premiums in the third quarter of 2026 increased by 3% over the same period of 2025. Gross and net written premiums in the third quarter of 2025 included $75 million and $59 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 1% and 4%, respectively, over the same period of 2025.
Gross and net written premiums in the first nine months of 2026 increased by 1% and 3%, respectively, over the same period of 2025. Gross and net written premiums in the first nine months of 2025 included $235 million and $205 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 2% and 4%, respectively, over the same period of 2025.
Select Accounts.  Net written premiums of $932 million and $2.98 billion in the third quarter and first nine months of 2026, respectively, increased by 1% and 3%, respectively, over the same periods of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 increased slightly over the same periods of 2025.
Middle Market.  Net written premiums of $3.45 billion and $10.01 billion in the third quarter and first nine months of 2026, respectively, increased by 7% and 6%, respectively, over the same periods of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 increased over the same periods of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Accounts.  Net written premiums of $286 million and $973 million in the third quarter and first nine months of 2026, respectively, increased by 5% and 6%, respectively, over the same periods of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased slightly over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 remained positive but were lower than the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 increased over the same periods of 2025.
National Property and Other.  Net written premiums of $809 million and $2.37 billion in the third quarter and first nine months of 2026 decreased by 4% and 3%, respectively, from the same periods of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 were lower than the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 decreased from the same periods of 2025.
International.  Net written premiums of $393 million and $1.31 billion in the third quarter and first nine months of 2026 decreased by 4% and 11%, respectively, from the same periods of 2025. Net written premiums in the third quarter and first nine months of 2025 included $59 million and $205 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, net written premiums in the third quarter and first nine months of 2026 increased by 12% and 3%, respectively, over the same periods of 2025.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$1,103	$1,042	$3,177	$3,058
Net investment income	127	116	353	325
Other revenues	6	8	17	19
Total revenues	1,236	1,166	3,547	3,402
Total claims and expenses	858	855	2,592	2,508
Segment income before income taxes	378	311	955	894
Income tax expense	69	61	158	180
Segment income	$309	$250	$797	$714

Loss and loss adjustment expense ratio	38.2%	42.9%	41.3%	42.2%
Underwriting expense ratio	39.1	38.7	39.7	39.3
Combined ratio	77.3%	81.6%	81.0%	81.5%
Overview
Segment income in the third quarter of 2026 was $309 million, $59 million or 24% higher than segment income of $250 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher net investment income and (iii) higher underlying underwriting margins. Net favorable prior year reserve development in the third quarters of 2026 and 2025 was $95 million and $43 million, respectively. Catastrophe losses in the third quarters of 2026 and 2025 were $1 million and $0 million, respectively. The higher underlying underwriting margins primarily reflected higher business volumes, partially offset by higher general and administrative expense . Income tax expense in the third quarter of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first nine months of 2026 was $797 million, $83 million or 12% higher than segment income of $714 million in the same period of 2025. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher net investment income and (iii) lower catastrophe losses, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the first nine months of 2026 and 2025 was $235 million and $191 million, respectively. Catastrophe losses in the first nine months of 2026 and 2025 were $13 million and $24 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher general and administrative expenses, (ii) a loss event in the international management liability business and (iii) the impact of earned pricing, partially offset by (iv) higher business volumes. Income tax expense in the first nine months of 2026 was lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations which the Company divested in the first quarter of 2026, partially offset by the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2026 were $1.10 billion, $61 million or 6% higher than in the same period of 2025. Earned premiums in the first nine months of 2026 were $3.18 billion, $119 million or 4% higher than in the same period of 2025. The increases in both periods of 2026 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies. Earned premiums in the third quarter and first nine months of 2025 included $14 million and $42 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026.
Net Investment Income
Net investment income in the third quarter of 2026 was $127 million, $11 million or 9% higher than in the same period of 2025. Net investment income in the first nine months of 2026 was $353 million, $28 million or 9% higher than in the same period of 2025. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expense
Claims and claim adjustment expenses in the third quarter of 2026 were $425 million, $26 million or 6% lower than in the same period of 2025, primarily reflecting the impacts of higher net favorable prior year reserve development, partially offset by higher business volumes.
Claims and claim adjustment expenses in the first nine months of 2026 were $1.32 billion, $21 million or 2% higher than in the same period of 2025, primarily reflecting the impacts of (i) higher business volumes, (ii) a loss event in the international management liability business and (iii) loss cost trends, partially offset by (iv) higher net favorable prior year reserve development, (v) the Canadian operations which the Company divested in the first quarter of 2026 and (vi) lower catastrophe losses.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2026 was $215 million, $18 million or 9% higher than in the same period of 2025. Amortization of deferred acquisition costs in the first nine months of 2026 was $613 million, $34 million or 6% higher than in the same period of 2025. The increases in both periods of 2026 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2026 were $218 million, $11 million or 5% higher than in the same period of 2025. General and administrative expenses in the first nine months of 2026 were $655 million, $29 million or 5% higher than in the same period of 2025. The increases in both periods of 2026 were primarily in support of business growth.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the third quarter of 2026 was $69 million, $8 million or 13% higher than in the same period of 2025, primarily reflecting the impact of the $67 million increase in segment income before income taxes. Income tax expense in the first nine months of 2026 was $158 million, $22 million or 12% lower than in the same period of 2025, primarily reflecting a tax benefit related to the Canadian operations which the Company divested in the first quarter of 2026, partially offset by the impact of the $61 million increase in segment income before income taxes.
Combined Ratio
The combined ratio of 77.3% in the third quarter of 2026 was 4.3 points lower than the combined ratio of 81.6% in the same period of 2025. The loss and loss adjustment expense ratio of 38.2% in the third quarter of 2026 was 4.7 points lower than the loss and loss adjustment expense ratio of 42.9% in the same period of 2025. The underwriting expense ratio of 39.1% in the third quarter of 2026 was 0.4 points higher than the underwriting expense ratio of 38.7% in the same period of 2025.
Net favorable prior year reserve development in the third quarters of 2026 and 2025 provided 8.6 points and 4.2 points of benefit, respectively, to the combined ratio. Catastrophe losses in the third quarters of 2026 and 2025 accounted for 0.1 and 0.0 points of the combined ratio. The underlying combined ratio in the third quarter of 2026 was comparable with the 2025 ratio on the same basis.
The combined ratio of 81.0% in the first nine months of 2026 was 0.5 points lower than the combined ratio of 81.5% in the same period of 2025. The loss and loss adjustment expense ratio of 41.3% in the first nine months of 2026 was 0.9 points lower than the loss and loss adjustment expense ratio of 42.2% in the same period of 2025. The underwriting expense ratio of 39.7% in the first nine months of 2026 was 0.4 points higher than the underwriting expense ratio of 39.3% in the same period of 2025.
Net favorable prior year reserve development in the first nine months of 2026 and 2025 provided 7.4 points and 6.2 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first nine months of 2026 and 2025 accounted for 0.4 points and 0.8 points, respectively, of the combined ratio. The underlying combined ratio in the first nine months of 2026 was 1.1 points higher than the 2025 ratio on the same basis, primarily reflecting (i) a higher expense ratio, (ii) a loss event in the international management liability business and (iii) the impact of earned pricing.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Management Liability	$734	$679	$2,058	$1,947
Surety	434	349	1,376	1,091
Total Domestic	1,168	1,028	3,434	3,038
International	149	132	427	417
Total Bond & Specialty Insurance	$1,317	$1,160	$3,861	$3,455

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Management Liability	$649	$613	$1,832	$1,755
Surety	414	342	1,275	1,017
Total Domestic	1,063	955	3,107	2,772
International	146	125	405	392
Total Bond & Specialty Insurance	$1,209	$1,080	$3,512	$3,164

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the third quarter of 2026 increased by 14% and 12%, respectively, over the same period of 2025. Gross and net written premiums in the third quarter of 2025 included $15 million and $14 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 15% and 13%, respectively, over the same period of 2025.
Gross and net written premiums in the first nine months of 2026 increased by 12% and 11%, respectively, over the same period of 2025. Gross and net written premiums in the first nine months of 2025 included $42 million and $40 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums increased by 13% and 12%, respectively, over the same period of 2025.
Domestic.  Net written premiums of $1.06 billion and $3.11 billion in the third quarter and first nine months of 2026 increased by 11% and 12%, respectively, over the same periods of 2025. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2026 and increased over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 remained positive but were slightly lower than the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 increased over the same periods of 2025.
International.  Net written premiums of $146 million and $405 million in the third quarter and first nine months of 2026, respectively, increased by 17% and 3%, respectively, over the same periods of 2025. Net written premiums in the third quarter and first nine months of 2025 included $14 million and $40 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, net written premiums increased by 32% and 15%, respectively, over the same periods of 2025.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenues
Earned premiums	$4,138	$4,393	$12,378	$12,998
Net investment income	205	190	587	535
Fee income	5	13	24	37
Other revenues	22	29	79	76
Total revenues	4,370	4,625	13,068	13,646
Total claims and expenses	3,491	3,613	10,267	12,444
Segment income before income taxes	879	1,012	2,801	1,202
Income tax expense	173	205	564	235
Segment income	$706	$807	$2,237	$967

Loss and loss adjustment expense ratio	58.4%	56.4%	57.4%	70.3%
Underwriting expense ratio	25.1	24.9	24.6	24.5
Combined ratio	83.5%	81.3%	82.0%	94.8%
Overview
Segment income in the third quarter of 2026 was $706 million, $101 million or 13% lower than segment income of $807 million in the same period of 2025. The decrease in segment income before income taxes was driven by the pre-tax impacts of higher catastrophe losses. Catastrophe losses in the third quarters of 2026 and 2025 were $380 million and $263 million, respectively. Net favorable prior year reserve development in the third quarters of 2026 and 2025 was $98 million and $104 million, respectively. Income tax expense in the third quarter of 2026 was lower than in the same period of 2025, primarily reflecting the impact of the decrease in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first nine months of 2026 was $2.24 billion, $1.27 billion or 131% higher than segment income of $967 million in the same period of 2025. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development. Catastrophe losses in the first nine months of 2026 and 2025 were $1.03 billion and $2.56 billion, respectively. Net favorable prior year reserve development in the first nine months of 2026 and 2025 was $468 million and $496 million, respectively. The higher underlying underwriting margins primarily reflected (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line and (iv) lower business volumes. Income tax expense in the first nine months of 2026 was higher than in the same period of 2025, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2026 were $4.14 billion, $255 million or 6% lower than in the same period of 2025. Earned premiums in the first nine months of 2026 were $12.38 billion, $620 million or 5% lower than in the same period of 2025. Earned premiums in the third quarter and first nine months of 2025 included $168 million and $505 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026.
Net Investment Income
Net investment income in the third quarter of 2026 was $205 million, $15 million or 8% higher than in the same period of 2025. Net investment income in the first nine months of 2026 was $587 million, $52 million or 10% higher than in the same period of 2025. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2026 compared with the same periods of 2025. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the third quarters and first nine months of 2026 and 2025 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2026 were $2.42 billion, $57 million or 2% lower than in the same period of 2025, primarily reflecting the impacts of (i) the Canadian operations which the Company divested in the first quarter of 2026, (ii) lower losses in the automobile product line and (iii) lower business volumes, partially offset by (iv) higher catastrophe losses, (v) loss cost trends and (vi) higher non-weather losses in the homeowners and other product line.
Claims and claim adjustment expenses in the first nine months of 2026 were $7.11 billion, $2.03 billion or 22% lower than in the same period of 2025, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) the Canadian operations which the Company divested in the first quarter of 2026, (iii) lower business volumes and (iv) lower losses in the automobile product line, partially offset by (v) loss cost trends and (vi) higher non-weather losses in the homeowners and other product line.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2026 and 2025 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2026 was $640 million, $39 million or 6% lower than in the same period of 2025. Amortization of deferred acquisition costs in the first nine months of 2026 was $1.91 billion, $105 million or 5% lower than in the same period of 2025. The decreases in both periods of 2026 were generally consistent with the decreases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2026 were $432 million, $26 million or 6% lower than in the same period of 2025. General and administrative expenses in the first nine months of 2026 were $1.25 billion, $47 million or 4% lower than in the same period of 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the third quarter of 2026 was $173 million, $32 million or 16% lower than in the same period of 2025, primarily reflecting the impact of the $133 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2026 was $564 million, $329 million or 140% higher than in the same period of 2025, primarily reflecting the impact of the $1.60 billion increase in segment income before income taxes.
Combined Ratio
The combined ratio of 83.5% in the third quarter of 2026 was 2.2 points higher than the combined ratio of 81.3% in the same period of 2025. The loss and loss adjustment expense ratio of 58.4% in the third quarter of 2026 was 2.0 points higher than the loss and loss adjustment expense ratio of 56.4% in the same period of 2025. The underwriting expense ratio of 25.1% in the third quarter of 2026 was 0.2 points higher than the underwriting expense ratio of 24.9% in the same period of 2025.
Catastrophe losses in the third quarters of 2026 and 2025 accounted for 9.2 points and 6.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of both 2026 and 2025 provided 2.4 points of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2026 was 1.0 points lower than the 2025 ratio on the same basis, primarily reflecting the impact of lower losses in the automobile product line.
The combined ratio of 82.0% in the first nine months of 2026 was 12.8 points lower than the combined ratio of 94.8% in the same period of 2025. The loss and loss adjustment expense ratio of 57.4% in the first nine months of 2026 was 12.9 points lower than the loss and loss adjustment expense ratio of 70.3% in the same period of 2025. The underwriting expense ratio of 24.6% in the first nine months of 2026 was 0.1 points higher than the underwriting expense ratio of 24.5% in the same period of 2025.
Catastrophe losses in the first nine months of 2026 and 2025 accounted for 8.4 points and 19.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of both 2026 and 2025 provided 3.8 points of benefit to the combined ratio. The underlying combined ratio in the first nine months of 2026 was 1.5 points lower than the 2025 ratio on the same basis, primarily reflecting the impacts of (i) lower losses in the automobile product line and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iii) higher non-weather losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Automobile	$1,899	$2,070	$5,527	$5,910
Homeowners and Other	2,546	2,599	7,007	7,146
Total Domestic	4,445	4,669	12,534	13,056
International	—	179	—	513
Total Personal Insurance	$4,445	$4,848	$12,534	$13,569

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic:
Automobile	$1,892	$2,062	$5,506	$5,889
Homeowners and Other	2,511	2,489	6,691	6,822
Total Domestic	4,403	4,551	12,197	12,711
International	—	167	—	491
Total Personal Insurance	$4,403	$4,718	$12,197	$13,202
Gross and net written premiums in the third quarter of 2026 decreased by 8% and 7%, respectively, from the same period of 2025. Gross and net written premiums in the third quarter of 2025 included $179 million and $167 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums decreased by 5% and 3%, respectively, from the same period of 2025.
Gross and net written premiums in the first nine months of 2026 both decreased by 8% from the same period of 2025. Gross and net written premiums in the first nine months of 2025 included $513 million and $491 million, respectively, related to the Canadian operations which the Company divested in the first quarter of 2026. Excluding the impact of the sale, gross and net written premiums both decreased by 4% from the same period of 2025.
Domestic
Automobile net written premiums of $1.89 billion and $5.51 billion in the third quarter and first nine months of 2026, respectively, decreased by 8% and 7%, respectively, from the same periods of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased slightly over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 were lower than in the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 decreased from the same periods of 2025.
Homeowners and Other net written premiums of $2.51 billion in the third quarter of 2026 increased by 1% over the same period of 2025. Homeowners and Other net written premiums of $6.69 billion in the first nine months of 2026 decreased by 2% from the same period of 2025. Retention rates remained strong in the third quarter and first nine months of 2026 and increased over the same periods of 2025. Renewal premium changes in the third quarter and first nine months of 2026 remained positive but were lower than in the same periods of 2025. New business premiums in the third quarter and first nine months of 2026 increased over the same periods of 2025.
For its Domestic business, Personal Insurance had approximately 8.1 million and 8.5 million active policies at September 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International
Personal Insurance had approximately 365,000 active policies as of September 30, 2025 for the Canadian operations which the Company divested in the first quarter of 2026.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income (loss)	$(104)	$(97)	$(304)	$(270)
The Income (loss) for Interest Expense and Other for the third quarters of 2026 and 2025 was $(104) million and $(97) million, respectively.  Pre-tax interest expense for the third quarters of 2026 and 2025 was $118 million and $111 million, respectively. After-tax interest expense for the third quarters of 2026 and 2025 was $93 million and $88 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2026 and 2025 was $(304) million and $(270) million, respectively. Pre-tax interest expense in the first nine months of 2026 and 2025 was $347 million and $309 million, respectively. After-tax interest expense in the first nine months of 2026 and 2025 was $274 million and $244 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
During the third quarter of 2026, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2025. Net asbestos payments were up compared to 2025, as described below. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2026 and 2025 resulted in $295 million and $277 million increases, respectively, to the Company’s net asbestos reserves. In both 2026 and 2025, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above.
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
Net asbestos paid loss and loss adjustment expenses in the first nine months of 2026 and 2025 were $215 million and $171 million, respectively. Net asbestos reserves were $1.44 billion and $1.45 billion as of September 30, 2026 and 2025, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss adjustment expenses and reserves.

(as of and for the nine months ended September 30, in millions)	2026	2025
Beginning reserves:
Gross	$1,700	$1,708
Ceded	(345)	(370)
Net	1,355	1,338
Incurred losses and loss adjustment expenses:
Gross	376	327
Ceded	(81)	(50)
Net	295	277
Paid loss and loss adjustment expenses:
Gross	265	239
Ceded	(50)	(68)
Net	215	171
Foreign exchange and other:
Gross	—	2
Ceded	—	—
Net	—	2
Ending reserves:
Gross	1,811	1,798
Ceded	(376)	(352)
Net	$1,435	$1,446

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of September 30, 2026 were $100.59 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of September 30, 2026 was $89.37 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio was “Aa3” and “Aa2” as of September 30, 2026 and December 31, 2025, respectively. Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both September 30, 2026 and December 31, 2025. The weighted average effective duration of fixed maturities and short-term securities was 5.3 (5.6 excluding short-term securities) as of September 30, 2026 and 4.7 (5.0 excluding short-term securities) as of December 31, 2025.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of September 30, 2026 and December 31, 2025 included $30.54 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio as of September 30, 2026 and December 31, 2025 were $241 million and $416 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both September 30, 2026 and December 31, 2025.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of September 30, 2026 and December 31, 2025 included $12.51 billion and $13.23 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals as of September 30, 2026 and December 31, 2025 were $9.64 billion and $10.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.87 billion and $2.99 billion as of September 30, 2026 and December 31, 2025, respectively. Approximately 40% and 45% of the Company’s CMO holdings as of September 30, 2026 and December 31, 2025, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.72 billion and $1.64 billion of non-guaranteed CMO holdings was “Aaa” as of both September 30, 2026 and December 31, 2025. The weighted average credit rating of all of the above securities

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

was “Aa1” as of both September 30, 2026 and December 31, 2025. For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2025 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2025 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures. These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility. As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s other investments was $4.13 billion and $4.12 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the “Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2025 Annual Report, and changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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
The following table summarizes the composition of the Company’s reinsurance recoverables.

(in millions)	September 30, 2026	December 31, 2025
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,555	$4,352
Gross structured settlements	2,269	2,469
Mandatory pools and associations	1,396	1,485
Gross reinsurance recoverables	8,220	8,306
Allowance for estimated uncollectible reinsurance	(142)	(135)
Less amounts classified as held for sale	—	285
Net reinsurance recoverables	$8,078	$7,886
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong during the remainder of 2026 and into 2027.
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2026 and into 2027 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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
Effective October 1, 2026, the Company increased its cyber reinsurance quota share cession percentage, which will result in an increase in ceded written premiums, and therefore a decrease in net written premiums, of approximately $165 million in the fourth quarter 2026 and approximately $230 million for the full year 2027, primarily impacting the Bond & Specialty Insurance segment. The Company expects the impact on net and core income will be de minimis in both periods.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 5.3 (5.6 excluding short-term securities) as of September 30, 2026.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. As of September 30, 2026, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships, and joint ventures. These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.
Approximately 21% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of this portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $875 million in the fourth quarter of 2026, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $875 million in the first quarter of 2027 and growing to approximately $965 million in the fourth quarter of 2027. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment gains of $75 million in the first nine months of 2026. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $8.05 billion ($6.35 billion after-tax) in its fixed maturity investment portfolio as of September 30, 2026, compared to $1.86 billion ($1.48 billion after-tax) as of December 31, 2025. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first nine months of 2026 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity.

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
Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See “Part I—Item 2—Forward-Looking Statements.” For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (SEC).

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
Holding Company Liquidity.  The Travelers Companies, Inc.’s (TRV) liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. As of September 30, 2026, TRV held total cash and short-term invested assets in the United States aggregating $3.17 billion and having a weighted average maturity of 17 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.47 billion). TRV’s holding company liquidity of $3.17 billion as of September 30, 2026 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of September 30, 2026.
TRV has a shelf registration statement filed with the SEC that expires on June 4, 2028 which permits it to issue securities from time to time. TRV also has a $1.2 billion line of credit facility with a syndicate of financial institutions that expires on May 15, 2031. As of September 30, 2026, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company had $200 million of senior notes that matured on April 15, 2026.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of September 30, 2026. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first nine months of 2026 and 2025 was $7.99 billion and $7.92 billion, respectively. The increase in cash flows in the first nine months of 2026 primarily reflected the impact of lower levels of payments for claims and claim adjustment expenses and higher levels of cash received for net investment income, partially offset by lower levels of cash received for premiums and higher levels of payments for income taxes.
Investing Activities
Net cash used in investing activities in the first nine months of 2026 and 2025 was $3.31 billion and $7.08 billion, respectively.  The Company’s consolidated total investments as of September 30, 2026 decreased by $594 million, or 1%, from year-end 2025, primarily reflecting the impacts of (i) higher net unrealized investment losses due to the impact of higher interest rates during the first nine months of 2026 and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities and (iv) proceeds from the Canadian operations which the Company divested in the first quarter of 2026.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Financing Activities
Net cash used in financing activities in the first nine months of 2026 and 2025 was $4.75 billion and $835 million, respectively. The totals in both 2026 and 2025 reflected common share repurchases and dividends paid to shareholders, partially offset by the receipt of net proceeds from the issuance of debt and the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2026 and 2025 were $4.74 billion and $1.49 billion, respectively. Net cash used in financing activities is the first nine months of 2026 also included the payment of debt.
Dividends.  Dividends paid to shareholders were $759 million and $737 million in the first nine months of 2026 and 2025, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On October 16, 2026, the Company declared a regular quarterly dividend of $1.25 per share, payable December 31, 2026 to shareholders of record on December 10, 2026.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in private transactions or otherwise. The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that in periods of growing premium volumes the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During the nine months ended September 30, 2026, the Company repurchased 14.3 million common shares under its share repurchase authorizations for a total cost of $4.60 billion. The average cost per share repurchased was $322.60. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of September 30, 2026, the Company had $2.42 billion of capacity remaining under its share repurchase authorizations. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion capacity remaining at that date.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of September 30, 2026 and December 31, 2025.

(in millions)	September 30, 2026	December 31, 2025
Debt:
Short-term	$100	$300
Long-term	9,804	9,054
Net unamortized fair value adjustments and debt issuance costs	(91)	(87)
Total debt	9,813	9,267
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	36,058	35,394
Accumulated other comprehensive loss	(7,063)	(2,500)
Total shareholders’ equity	28,995	32,894
Total capitalization	$38,808	$42,161
On July 24, 2026, the Company issued $750 million aggregate principal amount of 4.95% senior notes that will mature on July 24, 2031. The Company intends to use the net proceeds of the notes for general corporate purposes. See note 9 of the notes to the unaudited financial statements for further discussion regarding the terms of the senior notes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	September 30, 2026	December 31, 2025
Total capitalization	$38,808	$42,161
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(6,352)	(1,478)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$45,160	$43,639
Debt-to-total capital ratio	25.3%	22.0%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.7%	21.2%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.7% as of September 30, 2026 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency action was taken with respect to the Company since July 17, 2026, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2026 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2025 Annual Report.
•On August 21, 2026, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.
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
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed. These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.81 billion as of September 30, 2026) are for asbestos claims and related litigation. Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below. While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2026			December 31, 2025
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,238	$13,622	$19,860	$6,036	$12,769	$18,805
Commercial property	1,317	498	1,815	1,270	465	1,735
Commercial multi-peril	3,438	4,095	7,533	3,180	3,818	6,998
Commercial automobile	3,025	4,040	7,065	2,883	3,754	6,637
Workers’ compensation	10,355	8,027	18,382	10,195	8,224	18,419
Fidelity and surety	137	777	914	146	654	800
Personal automobile	2,340	2,399	4,739	2,326	2,523	4,849
Personal homeowners and other	1,731	2,071	3,802	1,577	1,980	3,557
International and other	1,577	2,440	4,017	2,762	3,081	5,843
Property-casualty	30,158	37,969	68,127	30,375	37,268	67,643
Accident and health	3	—	3	3	—	3
Less amounts classified as held for sale	—	—	—	1,123	786	1,909
Claims and claim adjustment expense reserves	$30,161	$37,969	$68,130	$29,255	$36,482	$65,737
The $2.39 billion increase in gross claims and claim adjustment expense reserves since December 31, 2025 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2026 and (ii) loss cost trends for the current accident year, partially offset by (iii) claim payments made during the first nine months of 2026 and (iv) net favorable prior year reserve development.

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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2026	July 31, 2026	341,381	$379.73	323,651	$3,792
August 1, 2026	August 31, 2026	2,333,610	$375.86	2,331,204	$2,915
September 1, 2026	September 30, 2026	1,336,480	$375.30	1,334,470	$2,415
Total		4,011,471	$376.00	3,989,325	$2,415

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

The Company acquired 22,146 shares for a total cost of $8 million during the three months ended September 30, 2026 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2026 and 2025; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 16, 2026	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 16, 2026	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)